Form 10QSB
period 1995-06-30
USA INTERNATIONAL DEFENSE SYSTEMS INC
filed 1998-07-14
CIK 808267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended June 30, 1995    Commission File Number 33-10737-LA


                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
          (Exact name of Registrant as specified in its charter)


      Delaware                                  95-3891884
(State or other Jurisdiction of               (IRS Employer
incorporation or organization                Identification Number)

2700 Neilson Way, Suite 1221
Santa Monica, California                                   90405
(Address of principal                          (Zip Code)
 Executive offices)

Registrant's telephone number, including area code: (310) 392-4595

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  (X)  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 28, 1996.

       CLASS                          SHARES OUTSTANDING
Common Stock - $.00001 par value        308,800,000

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
USA International Defense Systems, Inc.
Santa Monica, California

We have reviewed the accompanying balance sheet of USA International Defense Systems, Inc. as of June 30, 1995 and the related statements of operations and accumulated deficit, and cash flows for the three-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of USA International Defense Systems, Inc. as of March 31, 1995 and the related statements of operations, stockholders' equity, and cash flows (not presented herein); and in our report dated September 8, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 1995, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

s/Block & Handelman


Los Angeles, California
March 28, 1996                        2


                                  PART I
                           FINANCIAL INFORMATION

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                         CONDENSED BALANCE SHEETS
           June 30, 1995 (Unaudited) and March 31, 1995 (Audited

                                 ASSETS
                                               June 30,         March 31,
                                                 1995             1995
                                               (Unaudited)      (Audited)

CURRENT ASSETS
 Cash and cash equivalents (Note 1)            $  2,933         $      -
 Trade accounts receivable, net of
  allowance for doubtful accounts of $15,336
  and $1,451                                    161,280           76,718
 Merchandise inventories (Note 2)                21,868           22,618
 Loans receivable - officer, including
  accrued interest of $6,083 and $5,855 (Note 3) 74,283           34,644
 Loans receivable - other, including accrued
  interest of $1,494 and $1,054 (Note 2)         23,544           23,104

    TOTAL CURRENT ASSETS                        283,908          157,084


PROPERTY AND EQUIPMENT, at cost (Note 2)
 Office furniture, equipment and library         68,487           68,487
 Transportation equipment                        55,546           55,546
                                                124,033          124,033

 Less:  Accumulated depreciation                 82,307           78,311

                                                 41,726           45,722

LOANS RECEIVABLE - OFFICER (Note 3)             324,054          331,546


OTHER ASSETS
 Deposits                                           959              959
 Investments (Note 2)                            27,035           27,035
                                                 27,994           27,994

    TOTAL ASSETS                             $  677,682        $ 562,346

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                                  PART I
                           FINANCIAL INFORMATION

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                         CONDENSED BALANCE SHEETS
           June 30, 1995 (Unaudited) and March 31, 1995 (Audited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30,       March 31,
                                                   1995            1995
                                                 (Unaudited)     (Audited)
CURRENT LIABILITIES
 Cash overdraft                                  $      -      $   6,696
 Accounts payable and accrued expenses            148,332         58,351
 Note payable - bank (Note 4)                     150,000        150,000
 Customer deposits (Note 2)                        63,844           -
 Payroll taxes payable                              2,374          2,566
 Current portion - long-term debt (Note 5)         14,546         13,631

    TOTAL CURRENT LIABILITIES                     379,096        231,244


LONG-TERM DEBT,  net of current portion (Note 5)   29,908         34,446

                                                  409,004     265,690
COMMITMENTS (Notes 4 and 5)


STOCKHOLDERS' EQUITY (Note 2)
 Common stock, par value $.00001 per share;
  750,000,000 authorized shares, 325,050,000 shares
  issued, 308,800,000 shares outstanding          498,501     498,501
 Treasury shares at cost, 16,250,000 shares       (40,000)    (40,000)

                                                  458,501     458,501

 Accumulated deficit                             (189,823)   (161,845)


TOTAL STOCKHOLDERS' EQUITY                        268,678     296,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $677,682   $ 562,346

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.
                                   4

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
       STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
                 THREE MONTHS ENDED June 30, 1995 AND 1994


                                                   Three Months Ended
                                                       June 30,
                                                    1995      1994

SALES (Note 6)                                     $ 305,755       $   93,432

COST OF SALES                                        221,874           50,022

    GROSS PROFIT                                      83,881           43,410

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                             117,784           87,509

    LOSS FROM OPERATIONS                             (33,903)         (44,099)

OTHER INCOME (EXPENSE)
 Interest income - officer loans (Note 3)              6,082            5,888
 Interest income - affiliated corporation
  (Note 3)                                              -               1,498
 Interest income - other (Note 3)                        440              -
 Miscellaneous income                                  3,668            2,642
 Interest expense                                     (3,465)          (6,188)
 Occupancy fee income - affiliated
   corporation (Note 3)                                 -                 900

                                                       6,725            4,740
    LOSS BEFORE
     INCOME TAX PROVISION                            (27,178)         (39,359)

INCOME TAX PROVISION (Note 1)                            800              800

    NET LOSS                                         (27,978)         (40,159)

ACCUMULATED DEFICIT, beginning of period            (161,845)         (16,958)

ACCUMULATED DEFICIT, end of period                  (189,823)      $  (57,117)

NET LOSS PER SHARE                                 $  (.0001)      $   (.0001)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      308,800,000     308,800,000

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.
                                   5

                      USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                              Three Months Ended
                                                   June 30,
                                                1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                     $(27,978) $(40,159)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES
 Non-cash items included in net loss:
   Depreciation and amortization                 3,996     4,284
 Changes in:
   Trade accounts receivable, net              (84,562)  135,642
   Merchandise inventories                         750         -
   Deposits                                          -    28,836
   Accounts payable and accrued expenses        89,981   (69,895)
   Customers deposits                           63,844   (52,856)
   Payroll taxes payable                          (192)   (4,695)
   Income taxes payable                              -       957
                                                73,817    42,273
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                 45,839     2,114


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit borrowings             -    15,000
 Reduction of term loan borrowings                   -   (26,087)
 Reduction of long-term debt                    (3,623)   (1,210)
 Decrease (increase) in related party loans
 receivable                                    (32,587)    7,992

    NET CASH USED BY FINANCING ACTIVITIES      (36,210)   (4,305)

NET INCREASE (DECREASE) IN CASH                  9,629    (2,191)

CASH OVERDRAFT, beginning of period             (6,696)   (3,923)

CASH (OVERDRAFT), end of period               $  2,933  $ (6,114)


See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.
                                   6

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 1995


NOTE 1 - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown. Such adjustments consisted only of normal recurring items.

        The results of operations for the three-month periods is not necessarily indicative of the results to be expected for a full year of operations.

        The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.  General

        The Company is in the business of supplying replacement parts and spare parts for airplanes owned by foreign governments and for airlines, worldwide.

    B.  Inventories and Recognition of Revenue

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Revenue from goods provided under customer contracts is recognized when the merchandise is shipped. Deposits received from customers under the contracts are deferred and shown as a current liability until shipment.

    C.  Property and Equipment

        Depreciation is computed by using the straight-line method over the estimated service lives of the assets which range from 5 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and improvements are capitalized. Deduction is made for retirements resulting from renewals or improvements.

    D.  Investments

        The Company has an investment in a company in which it owns less than a 20% interest. The investment is carried at cost which approximates market value.

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 1995


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    E.  Income Taxes

        The Company implemented SFAS 109 in accounting for income taxes effective in the fiscal year ended March 31, 1994. Because the Company had incurred book and tax net operating losses, the cumulative effect of the change of adopting SFAS 109 did not have a material effect on the financial statements.

        The Company has available at June 30, 1995 unused Federal and state net operating loss carryforwards of approximately $151,400 and $130,400, respectively, which may be applied against future taxable income, expiring in years 2006 through 2012.

    F.  Reclassification

        Certain prior period balances have been reclassified to conform with the current period's presentation.

    G.  Net Loss Per Share

        Net loss per share has been computed based on the weighted average common shares outstanding during each period.

NOTE 3 -    RELATED PARTY TRANSACTIONS

        Related party loans receivable consisted of the following at June 30, 1995:


                                            June 30,    March 31,
                                              1995        1995
                                            (Unaudited) (Audited)

     Loan receivable - officer, payable in
     quarterly installments of $12,880,
     including principal and interest at
     6.5% per annum, scheduled to mature
     in April, 2004.                        $ 359,394    $366,190

     Loan receivable - officer, due on
     demand, bearing interest at 6.5% per      38,943         -
     annum.
                                              398,337     366,190

                   USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 1995


NOTE 3 -RELATED PARTY TRANSACTIONS (Continued)

                                                      June 30,    March 31,
                                                        1995        1995
                                                     (Unaudited)  (Audited)

Loans receivable - other (officer family
members) due on demand, bearing interest
at 8% per annum.                                  $   23,544      $  23,104

                                                     421,881        389,294

Less current portion-loans receivable- officer        74,283         34,644
Less current portion-loans receivable- other          23,544         23,104
                                                      97,827         57,748

Loans receivable-officer-noncurrent portion          324,054        331,546

    Current maturities of related party receivables over the next five years were as follows as of June 30, 1995:

                     Year Ending June 30,

                     1996                $97,827
                     1997                 31,206
                     1998                 33,284
                     1999                 35,500
                     2000                 37,865
                     Thereafter          186,199

                                    $    421,881

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 1995


NOTE 3 -    RELATED PARTY TRANSACTIONS (Continued)

        During the three months ended June 30, 1994, the Company had unsecured advances due from an affiliated corporation, USA International Chemical, Inc. (Chemical) which bore interest at 6.5% per annum. The Company also shared common office facilities in Santa Monica, California with Chemical. The Company charged Chemical $300 per month for its share of occupancy expenses. On September 23, 1994, when the Company sold its investment in Chemical, the office sharing arrangement terminated and all unsecured advances were repaid to the Company by Chemical.

        Interest income for the three months ended June 30, 1995
        and 1994, includes interest of $6,522 and $7,386 respectively, earned from these related parties.


NOTE 4 -    NOTE PAYABLE-BANK

        Note payable - bank consisted of the following at June 30,
1995:
                                                June 30,      March 31,
                                                 1995          1995
                                                (Unaudited)   (Audited)



        Note payable to bank under a line
        of credit agreement.  The note is
        unsecured and personally
        guaranteed by the president of
        the Company.  The note bears
        interest at prime plus 2% (11% at
        June 30, 1995) per annum.
        Maximum borrowings available
        under the line of credit are
        $150,000.  The line of credit was
        fully utilized at June 30, 1995.
        The note matured on July 31, 1995
        and was extended by the bank
        until September 29, 1995.  In
        October, 1995, the line of credit
        was renewed for an additional
        year.  The note is scheduled to
        mature on October 5, 1996.                $  150,000   $  150,000
                                      10

                     USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 1995


NOTE 5 -    LONG-TERM DEBT

        At June 30, 1995, the Company's long-term debt consisted of the following:
                                                    June 30,      March 31,
                                                     1995          1995
                                                  (Unaudited)    (Audited)
        Term note payable to bank.  The
        note is unsecured and personally
        guaranteed by the president of
        the Company.  The note bears
        interest at prime plus 2% (11% at
        June 30, 1995) per annum.  The
        note is payable in monthly
        installments, including principal
        and interest, of $956 and is
        scheduled to mature on January
        15, 1998.                                 $  27,116      $  29,414

        Contract payable - transportation
        equipment, payable in monthly
        installments of $581, including
        principal and interest, at 9.16%
        per annum, scheduled to mature in
        April, 1998.                                 17,338         18,663
                                                     44,454         48,077

        Less current portion                         14,546         13,631

                                                  $  29,908         34,446

        Current maturities of long-term debt over the next four years were as follows as of June 30, 1995:

                        Year Ending December 31,
                        1996                  14,546
                        1997                  16,116
                        1998                  13,792

                                             $44,454
                                       11

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 1995


NOTE 6 -    MAJOR CUSTOMERS

        During the three month period ended June 30, 1995, substantially all of the Company's revenue was derived from sales to five customers. Sales to the five customers of $75,150, $57,114, $48,550, $48,063 and $34,165 accounted for
        24.6%, 18.7%, 15.9%, 15.7% and 11.1%, respectively, of total revenues.

        During the three months ended June 30, 1994, sales to three customers of $52,906, $13,998 and $10,875, accounted for 56.6%, 15% and 11.6%, respectively, of total revenues.

        No other single customer had sales exceeding 10% of total revenue for the three months ended June 30, 1995 and 1994.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1995

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1995 AS COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1994:


Quarter Ended June 30:

        Net sales for the quarter ended June 30, 1995 were $305,755 versus $93,432 for the quarter ended June 30, 1994, an increase of $212,323.

        During the quarter ended June 30, 1995, the Company sold merchandise to several new customers and continued to ship merchandise from a backlog of orders to foreign governments, which were being processed as rapidly as possible, which explains the comparative increase in sales during the current quarter. Gross profit percentage for the current quarter decreased approximately 19.1% to 27.4% as compared to 1994. This substantial percentage decrease is due to the current quarter's sales being made at significantly lower margins to the Company's new customers as compared to sales of items made at much higher margins to the Government of Malaysia during the quarter ended June 30, 1994. The dollar amount of gross profit increased $40,471 as compared to the quarter ended June 30, 1994 due to higher sales volume in the current quarter.

        Interest income for the quarter ended June 30, 1995 includes interest earned from officer and individual related party loans in the amounts of $6,082 and $440, respectively. Interest income for the quarter ended June 30, 1994 includes interest earned from officer and an affiliated corporation loan in the amounts of $5,888 and $1,498, respectively.

        Operating expenses totaled $117,784 for the quarter ended June 30, 1995 compared to the quarter which ended June 30, 1994, which reflected operating expenses of $87,509, an increase of $30,275. The increase in operating expenses is due primarily to bad debt expense of $13,885 recorded during the current quarter, greater salaries and related variable expenses which increased $6,091 to $45,172 during the current quarter, and higher insurance and subscription costs which increased $5,921 and $3,263, respectively, during the three months ended June 30, 1995. Other general and administrative expenses increase $1,115 during the current quarter.

        The quarter ended June 30, 1995, showed a net loss of
        $27,978 as compared to a net loss of $40,159 for the quarter ended June 30, 1994.
                                  13

                 USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1995

Capital Resources and Liquidity

Operating Activities

        During the three months ended June 30, 1995 and 1994, net cash provided by operations was $45,839 and $2,114, respectively. The Company's working capital deficiency at June 30, 1995 was $95,188, an increase of $21,028 as compared to a deficiency of $74,160 at March 31, 1995.

        Trade receivables increased $84,562 from $76,718 at March
        31, 1995 to $161,280 at June 30, 1995. This increase was due primarily to the Company's increased sales volume which generated higher receivables at June 30, 1995.

        Accounts payable and accrued expenses increased $89,981 to $148,332 at June 30, 1995 as compared to $58,351 at March 31, 1995. The increase was caused by higher purchases in connection with sales orders and delays in shipment of orders. This backlog delayed most payments to vendors supplying the merchandise until the second quarter of fiscal 1996.

        Customer deposits from the Government of Kenya totalled
        $63,844 at June 30, 1995. There were no customer deposits at March 31, 1995.


Financing Activities

        Net cash used by financing activities was $36,210 and $4,305, respectively, for the three months ended June 30, 1995 and 1994.

        The Company repaid $3,623 of its long term debt during the three months ended June 30, 1995.

        During the three months ended June 30, 1995, the Company loaned its president an additional $38,943.

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1995

FINANCIAL CONDITION AS OF June 30, 1995

    The following financial summary shows the equity of the Company:


                                       June 30,     March 31,
                                        1995          1995
                                     (Unaudited)    (Audited)

 Total assets                       $  677,682     $ 562,346
 Total liabilities                     409,004       265,690

 Stockholders' Equity               $  268,678     $ 296,656


 As of June 30, 1995, the Company's ratio of current assets to current liabilities was .75 to 1. This compares to the year end current ratio as of March 31, 1995 of .68 to 1.

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.

                                 FORM 10-Q

                        PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K - None

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                               (Registrant)





             By   s/ Edward Kislinger
                    Chairman of the Board and President
                         (Chief Financial Officer)






Date:  June 28, 1996