Form 10QSB
period 1995-09-30
USA INTERNATIONAL DEFENSE SYSTEMS INC
filed 1998-07-14
CIK 808267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1995    Commission File Number 33-10737-LA


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 27, 1996.

        CLASS                          SHARES OUTSTANDING

Common Stock - $.00001 par value            308,800,000

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
USA International Defense Systems, Inc.
Santa Monica, California

We have reviewed the accompanying balance sheet of USA International Defense Systems, Inc. as of September 30, 1995 and the related statements of operations and accumulated deficit, and cash flows for the three-month and six-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

s/Block & Handelman

Los Angeles, California
April 27, 1996                          2

                                     PART I
                             FINANCIAL INFORMATION

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                         CONDENSED BALANCE SHEETS
           SEPTEMBER 30, 1995 (UNAUDITED) and MARCH 31, 1995 (AUDITED)

                                 ASSETS

                                                 September 30,   March 31,
                                                   1995             1995
                                                 (Unaudited)     (Audited)

CURRENT ASSETS
 Cash and cash equivalents (Note 2)              $ 10,506    $      -
 Trade accounts receivable, net of
  allowance for doubtful accounts of $15,336
  and $1,451                                      183,312          76,718
 Merchandise inventories (Note 2)                  21,868          22,618
 Loans receivable - officer, including
  accrued interest of $5,905 and $5,855 (Note 3)   87,168          34,644
 Loans receivable - other, including accrued
  interest of $1,935 and $1,054 (Note 3)           23,485          23,104

    TOTAL CURRENT ASSETS                          326,339         157,084


PROPERTY AND EQUIPMENT, at cost (Note 2)
 Office furniture, equipment and library           73,626          68,487
 Transportation equipment                          55,546          55,546
                                                  129,172         124,033

 Less:  Accumulated depreciation                   86,493          78,311

                                                   42,679          45,722

LOANS RECEIVABLE - OFFICER (Note 3)               316,161         331,546

OTHER ASSETS
 Deposits                                             959             959
 Investments (Note 2)                              27,035          27,035
                                                   27,994          27,994

    TOTAL ASSETS                                 $713,173        $562,346

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                            PART I
                       FINANCIAL INFORMATION

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                         CONDENSED BALANCE SHEETS
        SEPTEMBER 30, 1995 (UNAUDITED) and MARCH 31, 1995 (AUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,     March 31,
                                              1995             1995
                                            (Unaudited)     (Audited)

 CURRENT LIABILITIES
 Cash overdraft                             $      -        $   6,696
 Accounts payable and accrued expenses       172,670           58,351
 Note payable - bank (Note 4)                150,000          150,000
 Deferred income taxes payable (Note 2)        6,874              -
 Payroll taxes payable                         2,638            2,566
 Current portion - long-term debt (Note 5)    14,923           13,631

    TOTAL CURRENT LIABILITIES                347,105          231,244


LONG-TERM DEBT,  net of current portion
(Note 5)                                      26,033           34,446

                                             373,138          265,690
COMMITMENTS (Notes 4 and 5)

STOCKHOLDERS' EQUITY (Note 2)
 Common stock, par value $.00001 per share;
  750,000,000 authorized shares, 325,050,000
  shares issued, 308,800,000
  shares outstanding                         498,501          498,501
 Treasury shares at cost, 16,250,000 shares  (40,000)         (40,000)

                                             458,501     458,501

 Accumulated deficit                        (118,466)        (161,845)


TOTAL STOCKHOLDERS' EQUITY                   340,035          296,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $713,173        $ 562,346

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                 USA INTERNATIONAL DEFENSE SYSTEMS, INC.
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
                       THREE MONTHS AND SIX MONTHS ENDED
                           SEPTEMBER 30, 1995 AND 1994


                             Three Months Ended           Six Months Ended
                                September 30,              September 30,
                            1995           1994          1995         1994

SALES (Note 6)          $ 328,491       $ 68,791     $ 634,246    $162,223

COST OF SALES             151,338         48,418       373,212      98,440

 GROSS PROFIT             177,153         20,373       261,034      63,783

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES 103,736         91,744       221,520     179,253

 INCOME  (LOSS) FROM
      OPERATIONS           73,417        (71,371)       39,514    (115,470)

OTHER INCOME (EXPENSE)
 Interest income - officer
  loans (Note 3)            6,119          6,358        12,201      12,602
 Interest income -
  affiliated corporation
  (Note 3)                        -        1,039           -         2,181
 Interest income - other
  (Notes)                     441            -             881         -
 Miscellaneous expense        -           (2,642)           -          -
 Interest expense          (2,893)        (2,429)       (6,358)     (8,617)
 Gain on sale of investment
  in affiliated corporation
  (Note 3)                     -           4,972            -        4,972
 Miscellaneous income         990            -           4,658         -
 Occupancy fee income -
  affiliated corporation
  (Note 3)                     -             750            -        1,650
                            4,657          8,048        11,382      12,788
    INCOME (LOSS) BEFORE
     INCOME TAX PROVISION  78,074        (63,323)       50,896    (102,682)

INCOME TAX PROVISION
 (Note 2)                   6,717            -           7,517         800

    NET INCOME (LOSS)   $  71,357      $ (63,323)       43,379    (103,482)

ACCUMULATED DEFICIT, beginning of period              (161,845)    (16,958)
ACCUMULATED DEFICIT, end of period                  $ (118,466) $ (120,440)

NET INCOME (LOSS)
 PER SHARE              $  .0002       $ (.0002)    $    .0001  $   (.0003)
WEIGHTED AVERAGE SHARES
 OUTSTANDING         308,800,000     308,800,000   308,800,000  308,800,000

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                     USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                              Six Months Ended
                                                 September 30,
                                                1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                            $ 43,379  $(103,482)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
 Non-cash items included in net income (loss):
   Depreciation and amortization                 8,182     8,568
   Gain on sale of investment in affiliate           -    (4,972)
   Deferred income taxes                         6,874         -
 Changes in:
   Trade accounts receivable, net             (106,594)  133,360
   Merchandise inventories                         750    (2,462)
   Deposits                                          -    43,551
   Accounts payable and accrued expenses       114,319   (59,045)
   Customers deposits                                -   (52,856)
   Payroll taxes payable                            72   (15,830)
                                                23,603    50,314
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                 66,982   (53,168)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                          (5,139)         -
 Proceeds from sale of investment
  in affiliate                                     -       9,972

    NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                     (5,139)     9,972

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit borrowings             -     5,001
 Reduction of long-term debt                   (7,121)   (2,448)
 Collection of affiliated corporation loans          -   98,464
 Increase in related party loans receivable   (37,520)  (15,196)

    NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                     (44,641)    85,821

NET INCREASE IN CASH                            17,202    42,625

CASH OVERDRAFT, beginning of period            (6,696)   (3,923)
CASH, end of period                           $ 10,506  $ 38,702

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED SEPTEMBER 30, 1995

NOTE 1 - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown. Such adjustments consisted only of normal recurring items.

        The results of operations for the three-month and six-month periods is not necessarily indicative of the results to be expected for a full year of operations.

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

    D.  Investments

        The Company has an investment in a company in which it owns less than a 20% interest. The investment is carried at cost which approximates market value.
                                     7

                     USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED SEPTEMBER 30, 1995

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    E.  Income Taxes

        The Company records its taxes in accordance with Financial Accounting Standards Board Statement 109, Accounting for Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

        For the six-month period ended September 30, 1995, the Company utilized net operating loss carryforwards to reduce its income tax liabilities by $8,849.

        The Company has available at September 30, 1995 unused Federal and state net operating loss carryforwards of approximately $80,000 and $59,000, respectively, which may be applied against future taxable income, expiring in years 2006 through 2012.

    F.  Reclassification

        Certain prior period balances have been reclassified to conform with the current period's presentation.

    G.  Net Income (Loss) Per Share

        Net income (loss) per share has been computed based on the weighted average common shares outstanding during each period.

    H.  Statement of Cash Flows

        Cash payments related to interest expense and income taxes were $6,087 and $800 and $8,617 and $800 for the six months ended September 30, 1995 and 1994, respectively.

                    USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED SEPTEMBER 30, 1995

NOTE 3 -    RELATED PARTY TRANSACTIONS

        Related party loans receivable consisted of the following at September 30, 1995:


                                            September 30,   March 31,
                                              1995           1995
                                            (Unaudited)    (Audited)

     Loan receivable - officer, payable in
     quarterly installments of $12,880,
     including principal and interest at
     6.5% per annum, scheduled to mature
     in April, 2004.                        $  351,798   $  366,190

     Loan receivable - officer, due on
     demand, bearing interest at 6.5% per
          annum.                                51,531         -

                                               403,329      366,190

     Loans receivable - other (officer
     family members) due on demand,
     bearing interest at 8% per annum.          23,485       23,104

                                               426,814      389,294

     Less current portion - loans
      receivable - officer                      87,168       34,644
     Less current portion - loans
      receivable - other                        23,485       23,104
                                               110,653       57,748

     Loans receivable - officer -
      noncurrent portion                    $  316,161    $ 331,546

                    USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED SEPTEMBER 30, 1995

NOTE 3 -RELATED PARTY TRANSACTIONS (Continued)

Current maturities of related party receivables over the next five years were as follows as of September 30, 1995:

                     Year Ending September 30,

                     1996           $    110,653
                     1997                 31,712
                     1998                 33,824
                     1999                 36,077
                     2000                 38,480
                     Thereafter          176,068

                                    $    426,814



During the six months ended September 30, 1994, the Company had unsecured advances due from an affiliated corporation, USA International Chemical, Inc. (Chemical) which bore interest at 6.5% per annum. The Company also shared common office facilities in Santa Monica, California with Chemical. The Company charged Chemical $300 per month for its share of occupancy expenses. On September 23, 1994, when the Company sold its investment in Chemical and recognized a gain of $4,972, the office sharing arrangement terminated and all unsecured advances were repaid to the Company by Chemical.

Interest income for the six months ended September 30, 1995 and 1994, includes interest of $13,082 and $14,783 respectively, earned from related party loans receivable.
                                    10

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED SEPTEMBER 30, 1995

NOTE 4 -    NOTE PAYABLE-BANK

Note payable - bank consisted of the following at September 30, 1995:


                                           September 30,     March 31,
                                               1995          1995
                                            (Unaudited)     (Audited)
Note payable to bank under a line
of credit agreement.  The note is
unsecured and personally
guaranteed by the president of
the Company.  The note bears
interest at prime plus 2% (10.75%
at September 30, 1995) per annum.
Maximum borrowings available
under the line of credit are
$150,000.  The line of credit was
fully utilized at September 30,
1995.  The note matured on July
31, 1995 and was extended by the
bank until September 29, 1995.
In October, 1995, the line of
credit was renewed for an
additional year.  The note is
scheduled to mature on October 5,
1996.                                      $150,000       $150,000

NOTE 5 -    LONG-TERM DEBT

At September 30, 1995, the Company's long-term debt consisted of the following:

Term note payable to bank.  The
note is unsecured and personally
guaranteed by the president of
the Company.  The note bears
interest at prime plus 2% (10.75%
at September 30, 1995) per annum.
The note is payable in monthly
installments, including principal
and interest, of $956 and is
scheduled to mature on January
15, 1998.                                  $ 24,974       $ 29,414

Contract payable - transportation            15,982         18,663
equipment, payable in monthly                40,956         48,077
installments of $581, including
principal and interest, at 9.16%
per annum, scheduled to mature
in April, 1998.                              14,923         13,621

Less Current Portion                       $ 26,033         34,446
                                     11

                    USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED SEPTEMBER 30, 1995


NOTE 5 - LONG TERM DEBT (Continued)

Current maturities of long-term debt over the next three years were as follows as of September 30, 1995:

                  Year Ending September 30,

                  1996      $      14,923
                  1997             16,534
                  1998              9,499

                            $      40,956


NOTE 6 -    MAJOR CUSTOMERS

During the six month period ended September 30, 1995, 63.2% of the Company's revenue was derived from sales to three major customers. Sales to the three customers of $243,159, $82,206 and $75,150 accounted for 38.3%, 13%, and 11.9%, respectively, of total revenue.

During the six months ended September 30, 1994, sales to four customers of $52,906, $35,271, $31,315 and $29,273, accounted for
32%, 21.4%, 19% and 17.7%, respectively, of total revenue.

No other single customer had sales exceeding 10% of total revenue for the six months ended September 30, 1995 and 1994.

                    USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1995

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1994:


Six Months Ended September 30:

        Net sales for the six months ended September 30, 1995 were $634,246 versus $162,223 for the six months ended September 30, 1994, an increase of $472,023.

        During the six months ended September 30, 1995, the Company sold merchandise to several new customers and continued to ship merchandise from a backlog of orders to foreign governments which were being processed as rapidly as possible, which explains the comparative increase in sales during the current period. Gross profit percentage for the current period increased approximately 1.9% to 41.2% as
        compared to the same period in fiscal 1995.   The dollar
        amount of gross profit increased $197,251 as compared to the six months ended September 30, 1994, due to higher sales volume in the current period.

        Interest income for the six months ended September 30, 1995 includes interest earned from officer and individual related party loans in the amounts of $12,201 and $881, respectively. Interest income for the six months ended September 30, 1994 includes interest earned from officer and an affiliated corporation loans in the amounts of $12,602 and $2,181, respectively.

        Operating expenses totalled $221,520 for the six months ended September 30, 1995, compared to the six months which ended September 30, 1994, which reflected operating expenses of $179,253, an increase of $42,267. The increase is due primarily to bad debt expense of $13,885 recorded during the current period, greater salaries and related variable expenses which increased $27,896 to $98,735 during the current period and higher insurance costs which increased $6,499 during the six months ended September 30, 1995.
        Other general and administrative expenses decreased $6,013 during the current six-month period.

        The six months ended September 30, 1995, showed net income of $43,379 as compared to a net loss of $103,482 for the six months ended September 30, 1994.

                 USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1995

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1994:


Quarter Ended September 30:

        Net sales for the quarter ended September 30, 1995 were $328,491 versus $68,791 for the three months ended September 30, 1994, an increase of $259,700.

        During the quarter ended September 30, 1995, the Company shipped merchandise from a backlog of orders to the Government of Kenya. Sales to the Government of Kenya during the current quarter were $243,159 which explains most of the comparative increase in sales. Gross profit percentage for the current quarter increased 24.3% to 53.9% as compared to 29.6% for the same period in fiscal 1995. This substantial percentage increase is due to the current quarter's sales being made at significantly higher margins to the Government of Kenya as compared to sales of items made at much lower margins to the Government of Norway during the quarter ended September 30, 1994. The dollar amount of gross profit increased $156,780 as compared to the quarter ended September 30, 1994, due to higher sales volume in fiscal 1996.

        Interest income for the quarters ended September 30, 1995 and 1994 included interest earned from officer in the amounts of $6,119 and $6,358, respectively.

        During the quarter ended September 30, 1995, interest income of $441 was earned from loans made to officer family members. During the quarter ended September 30, 1994, $1,039 was earned from loans to an affiliated corporation.

        Operating expenses totalled $103,736 for the quarter ended September 30, 1995, compared to the quarter which ended Septmber 30, 1994, which reflected operating expenses of $91,744 an increase of $11,992. The increase is due primarily to higher salaries and insurance paid during the quarter ended September 30, 1995. These expenses totalled $56,658 for the three months ended September 30, 1995 as compared to $42,188 for the same period in fiscal 1995, an increase of $14,470. The remaining change in operating expenses during the current period was a result of other expenses decreasing approximately $2,500 as compared to the three months ended Septemebr 30, 1994.

        The quarter ended Septemebr 30, 1995, showed net income of $78,074 as compared to a net loss of $63,323 for the quarter ended September 30, 1994.
                                      14

                   USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1995

Capital Resources and Liquidity

Operating Activities

        During the six months ended September 30, 1995, net cash
        provided by operations was $66,892.   During the six months
        ended September 30, 1994, net cash of $53,168 was used by operations. The Company's working capital deficiency at September 30, 1995 was $20,766, a decrease of $53,994 as compared to a deficiency of $74,160 at March 31, 1995.

        Trade receivables increased $106,594 from $76,718 at March 31, 1995 to $183,312 at September 30, 1995. This increase was due primarily to the Company's increased sales volume which generated higher receivables at September 30, 1995.

        Accounts payable and accrued expenses increased $114,319 to $172,670 at September 30, 1995 as compared to $58,351 at March 31, 1995. The increase was caused by higher purchases in connection with increased sales orders and delays in shipment of orders. This backlog delayed most payments to vendors supplying merchandise.


Investing Activities

        Net cash used by investing activities of $5,139 in fiscal 1996 was for the acquisition of computer equipment. During the quarter ended September 30, 1994, the Company sold its investment in the common stock of an affiliated corporation, USA International Chemical, Inc. for $9,972 and recognized a gain on the sale of $4,972.


Financing Activities

        Net cash used by financing activities was $44,641 for the six months ended September 30, 1995. During the six months ended September 30, 1994, net cash of $85,821 was provided by financing activities.

        The Company repaid $7,121 of its long term debt during the six months ended September 30, 1995.

        During the six months ended September 30, 1995, the Company loaned its president an additional $51,531.

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1995

Financing Activities (Continued):


        During the six months ended September 30, 1994, the Company borrowed $35,000 on its line of credit and repaid $30,000 on its bank term loan. The Company loaned its president an additional $15,000 and advances of $98,464 which were made to an affiliated corporation to enable it to repay bank borrowings, pay operating expenses and to provide working capital were repaid in full by the affiliate.

FINANCIAL CONDITION AS OF September 30, 1995

    The following financial summary shows the equity of the Company:


                                       September 30,     March 31,
                                           1995            1995
                                         (Unaudited)     (Audited)


    Total assets                            $713,173      $562,346
    Total liabilities                        373,138       265,690

    Stockholders' Equity                    $340,035      $296,656


    As of September 30, 1995, the Company's ratio of current assets to current liabilities was .94 to 1. This compares to the year end current ratio as of March 31, 1995 of .68 to 1.
                                16

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


                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                               (Registrant)





    By  EDWARD KISLINGER

                    Chairman of the Board and President
                         (Chief Financial Officer)






Date:     August 22, 1996