Form 10QSB
period 1995-12-31
USA INTERNATIONAL DEFENSE SYSTEMS INC
filed 1998-07-15
CIK 808267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended December 31, 1995   Commission File Number 33-10737-LA


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 7, 1996.

        CLASS                                SHARES OUTSTANDING
Common Stock - $.00001 par value             308,800,000

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
USA International Defense Systems, Inc.
Santa Monica, California

We have reviewed the accompanying balance sheet of USA International Defense Systems, Inc. as of December 31, 1995 and the related statements of operations and accumulated deficit, and cash flows for the three-month and nine-month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


s/Block & Handelman
Los Angeles, California
November 26, 1996                        2

                                  PART 1
                           FINANCIAL INFORMATION

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                         CONDENSED BALANCE SHEETS
        DECEMBER 31, 1995 (UNAUDITED) and MARCH 31, 1995 (AUDITED)

                                  ASSETS
                                            December 31,    March 31,
                                              1995            1995
                                            (Unaudited)     (Audited)

CURRENT ASSETS
 Cash and cash equivalents (Note 2)         $ 35,665       $      -
 Trade accounts receivable, net of
  allowance for doubtful accounts of $15,336
  and $1,451                                 180,187         76,718
 Merchandise inventories (Note 2)             21,868         22,618
 Loans receivable - officer, including
  accrued interest of $6,232 and $5,855
  (Note 3)                                    70,901         34,644
 Loans receivable - other, including accrued
  interest of $2,370 and $1,054 (Note 3)      23,920         23,104

    TOTAL CURRENT ASSETS                     332,541        157,084


PROPERTY AND EQUIPMENT, at cost (Note 2)
 Office furniture, equipment and library      74,017         68,487
 Transportation equipment                     55,546         55,546
                                             129,563        124,033

 Less:  Accumulated depreciation              90,679         78,311

                                              38,884         45,722

LOANS RECEIVABLE - OFFICER (Note 3)          314,209        331,546


OTHER ASSETS
 Deposits                                        959            959
 Investments (Note 2)                         27,035         27,035
                                              27,994         27,994

    TOTAL ASSETS                            $713,628       $562,346

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.
                                 3

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                         CONDENSED BALANCE SHEETS
         DECEMBER 31, 1995 (UNAUDITED) and MARCH 31, 1995 (AUDITED)

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                            December 31,   March 31,
                                              1995           1995
                                            (Unaudited)   (Audited)
CURRENT LIABILITIES
 Cash overdraft                             $      -      $   6,696
 Accounts payable and accrued expenses       178,473         58,351
 Note payable - bank (Note 4)                150,000        150,000
 Income taxes payable (Note 2)                   738           -
 Payroll taxes payable                        12,926          2,566
 Current portion - long-term debt (Note 5)    40,311         13,631

    TOTAL CURRENT LIABILITIES                382,448        231,244


LONG-TERM DEBT,  net of current portion
 (Note 5)                                     22,055         34,446

                                             404,503        265,690
COMMITMENTS (Notes 4 and 5)

STOCKHOLDERS' EQUITY (Note 2)
 Common stock, par value $.00001 per share;
  750,000,000 authorized shares, 325,050,000
  shares issued, 308,800,000 shares
  outstanding                                498,501        498,501
 Treasury shares at cost, 16,250,000 shares  (40,000)       (40,000)

                                             458,501        458,501

 Accumulated deficit                        (149,376)      (161,845)


TOTAL STOCKHOLDERS' EQUITY                   309,125        296,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $713,628      $ 562,346

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
                       THREE MONTHS AND NINE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994

                                Three Months Ended       Nine Months Ended
                                  December 31,              December 31,
                                    1995       1994       1995      1994


SALES (Note 6)                 $ 67,422  $ 60,405       $701,668   $222,628

COST OF SALES                    46,110    42,290        419,322    140,730

 GROSS PROFIT                    21,312    18,115        282,346     81,898

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        58,931    64,427        280,451    243,680

 INCOME  (LOSS) FROM
      OPERATIONS                (37,619)  (46,312)         1,895   (161,782)

OTHER INCOME (EXPENSE)
 Interest income - officer loans
  (Note 3)                        6,231     7,119         18,432     19,721
 Interest income - affiliated
  corporation (Note 3)               -        -             -         2,181
 Interest income - other (Note 3)   435       -            1,316       -
 Interest expense                (6,093)  (3,653)        (12,451)   (12,270)
 Gain on sale of investment in
  affiliated corporation (Note 3)   -        -               -        4,972
 Miscellaneous income                 -    1,080           4,658      1,080
 Occupancy fee income - affiliated
   corporation (Note 3)               -        -           -          1,650
                                    573    4,546          11,955     17,334
    INCOME  (LOSS) BEFORE
      INCOME TAX PROVISION
      (BENEFITS)                (37,046) (41,766)         13,850   (144,448)

INCOME TAX PROVISION (BENEFITS)
  (Note 2)                       (6,136)       -           1,381        800

    NET INCOME (LOSS)          $(30,910) $(41,766)        12,469   (145,248)

ACCUMULATED DEFICIT, beginning
 of period                                              (161,845)   (16,958)
ACCUMULATED DEFICIT, end of period                    $ (149,376) $(162,206)

NET INCOME (LOSS) PER SHARE   $  (.0002) $ (.0002)    $    .0001  $  (.0005)

WEIGHTED AVERAGE SHARES
 OUTSTANDING                308,800,000  308,800,000  308,800,000  308,800,000

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                    USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994


                                                          Nine Months Ended
                                                            December 31,
                                                           1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                      $ 12,469  $(145,248)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
 Non-cash items included in net income (loss):
   Depreciation and amortization                          12,368     12,852
   Gain on sale of investment in affiliate                     -     (4,972)
 Changes in:
   Trade accounts receivable, net                       (103,469)   171,339
   Merchandise inventories                                   750     (2,462)
   Receivables - other                                         -     (1,222)
   Deposits                                                    -     69,699
   Other current assets                                        -     (2,021)
   Accounts payable and accrued expenses                 120,122    (98,080)
   Customers deposits                                          -    (52,856)
   Payroll taxes payable                                  10,360    (15,883)
   Income taxes payable                                      738        -
                                                          40,869     76,394
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                           53,338    (68,854)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     (5,530)         -
 Proceeds from sale of investment in affiliate         -              9,972

    NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                               (5,530)      9,972

CASH FLOWS FROM FINANCING ACTIVITIES
 Reduction of line of credit borrowings                         -    (7,565)
 Increase (decrease) in long-term debt                     14,289    (3,714)
 Increase in related party loans receivable              (19,736)   (36,370)
 Collection of affiliated corporation loans                    -     98,464

    NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                                (5,447)     50,815

NET INCREASE (DECREASE) IN CASH                          42,361      (8,067)

CASH OVERDRAFT, beginning of period                      (6,696)     (3,923)
CASH (OVERDRAFT), end of period                        $ 35,665  $  (11,990)

See accompanying notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations.

                 USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED DECEMBER 31, 1995


NOTE 1 - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown. Such adjustments consisted only of normal recurring items.

        The results of operations for the three-month and nine-month periods is not necessarily indicative of the results to be expected for a full year of operations.

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

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED DECEMBER 31, 1995


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

    For the nine-month period ended December 31, 1995, the Company utilized net operating loss carryforwards to reduce its income tax liabilities by $7,912.

    The Company has available at December 31, 1995 unused Federal and state net operating loss carryforwards of approximately $80,000 and $59,000, respectively, which may be applied against future taxable income, expiring in years 2006 through 2012.

F.  Reclassification

    Certain prior period balances have been reclassified to conform with the current period's presentation.

G.  Net Income (Loss) Per Share

    Net income (loss) per share has been computed based on the weighted average common shares outstanding during each period.

H.  Statement of Cash Flows

    Cash payments related to interest expense and income taxes were $10,164 and $800 and $11,097 and $800 for the nine months ended December 31, 1995 and 1994, respectively.
                                    8

                           USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                              NOTES TO FINANCIAL STATEMENTS
                            NINE MONTHS ENDED DECEMBER 31, 1995


NOTE 3 -    RELATED PARTY TRANSACTIONS

Related party loans receivable consisted of the following at December
31, 1995:


                                            December 31,    March 31,
                                              1995           1995
                                            (Unaudited)    (Audited)


Loan receivable - officer, payable in
quarterly installments of $12,880,
including principal and interest at 6.5%
per annum, scheduled to mature in April,
2004.                                        $ 344,425     $366,190

Loan receivable - officer, due on demand,
bearing interest at 6.5% per annum.             40,685          -
                                               385,110      366,190


Loans receivable - other (officer family
members) due on demand, bearing interest
at 8% per annum.                                23,920       23,104

                                               409,030      389,294

Less current portion - loans receivable -
officer                                         70,901       34,644
Less current portion - loans receivable -
other                                           23,920       23,104
                                                94,821       57,748

Loans receivable - officer - noncurrent
portion                                      $ 314,209    $ 331,546

Current maturities of related party receivables over the next five years were as follows as of December 31, 1995:

                     Year Ending December 31,

                     1996                $94,821
                     1997                 32,228
                     1998                 34,374
                     1999                 36,663
                     2000                 39,105
                     Thereafter          171,839

                                    $    409,030

                    USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED DECEMBER 31, 1995


NOTE 3 -    RELATED PARTY TRANSACTIONS (Continued)

During the nine months ended December 31, 1994, the Company had unsecured advances due from an affiliated corporation, USA International Chemical, Inc. (Chemical) which bore interest at 6.5% per annum. The Company also shared common office facilities in Santa Monica, California with Chemical. The Company charged Chemical $300 per month for its share of occupancy expenses. On September 23, 1994, when the Company sold its investment in Chemical and recognized a gain of $4,972, the office sharing arrangement terminated and all unsecured advances were repaid to the Company by Chemical.

Interest income for the nine months ended December 31, 1995 and 1994, includes interest of $19,748 and $21,902 respectively, earned from related party loans receivable.



NOTE 4 -    NOTE PAYABLE-BANK

Note payable - bank consisted of the following at December 31, 1995:


                                            December 31,    March 31,
                                              1995            1995
                                            (Unaudited)     (Audited)

Note payable to bank under a line of
credit agreement.  The note is unsecured
and personally guaranteed by the
president of the Company.  The note bears
interest at prime plus 2% (10.50% at
December 31, 1995) per annum.  Maximum
borrowings available under the line of
credit are $150,000.  The line of credit
was fully utilized at December 31, 1995.
The note matured on July 31, 1995 and was
extended by the bank until September 29,
1995.  In October 1995, the line of
credit was renewed for an additional
year.  The note is scheduled to mature on
October 5, 1996.                              $150,000      150,000

                   USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED DECEMBER 31, 1995


NOTE 5 -    LONG-TERM DEBT

At December 31, 1995, the Company's long-term debt consisted of the following:
                                          December 31,    March 31,
                                              1995          1995
                                            (Unaudited)   (Audited)

Note payable to related party corporation
(officer family members) due on demand
non-interest bearing.                        $  25,000      $    -

Term note payable to bank.  The note is
unsecured and personally guaranteed by the
president of the Company.  The note bears
interest at prime plus 2% (10.50% at
December 31, 1995) per annum.  The note is
payable in monthly installments, including
principal and interest, of $956 and is
scheduled to mature on January 15, 1998.        22,772         29,414

Contract payable - transportation
equipment, payable in monthly installments
of $581, including principal and interest,
at 9.16% per annum, scheduled to mature in
April, 1998.                                    14,594         18,663
                                                62,366         48,077
Less current portion                            40,311         13,631

                                             $  22,055         34,446

Current maturities of long-term debt over the next three years were as follows as of December 31, 1995:

                  Year Ending December 31,

                  1996             $  40,311
                  1997                16,963
                  1998                 5,092

                                   $  62,366
                                   11

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED DECEMBER 31, 1995


NOTE 6 -    MAJOR CUSTOMERS

During the nine-month period ended December 31, 1995, 59.3% of the Company's revenue was derived from sales to three major customers. Sales to the three customers of $243,159, $97,351 and $75,150 accounted for 34.7%, 13.9%, and 10.7%, respectively, of total revenue.

During the nine months ended December 31, 1994, sales to five customers of $64,125, $52,906, $31,315, $30,950 and 26,163, accounted for 28.8%, 23.8%, 14.1%, 13.9% and 11.8%, respectively, of total revenue.

No other single customer had sales exceeding 10% of total revenue for the nine months ended December 31, 1995 and 1994.

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             DECEMBER 31, 1995

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1995 AS COMPARED TO THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1994:


Nine Months Ended December 31:

        Net sales for the nine months ended December 31, 1995 were $701,668 versus $222,628 for the nine months ended December 31, 1994, an increase of $479,040.

        During the nine months ended December 31, 1995, the Company sold merchandise to several new customers and continued to ship merchandise from a backlog of orders to foreign governments which were being processed as rapidly as possible, which explains the comparative increase in sales during the current period. Gross profit percentage for the current period increased approximately 3.4% to 40.2% as
        compared to the same period in fiscal 1995.   The dollar
        amount of gross profit increased $200,448 as compared to the nine months ended December 31, 1994, due to higher sales volume in the current period.

        Interest income for the nine months ended December 31, 1995 includes interest earned from officer and individual related party loans in the amounts of $18,432 and $1,316, respectively. Interest income for the nine months ended December 31, 1994 includes interest earned from officer and an affiliated corporation loans in the amounts of $19,721 and $2,181, respectively.

        Operating expenses totalled $280,451 for the nine months ended December 31, 1995, compared to the nine months ended December 31, 1994, which reflected operating expenses of $243,680, an increase of $36,771. The increase is due primarily to bad debt expense of $13,885 recorded during the current period, greater salaries and related variable expenses which increased $18,446 to $116,608 during the current period and higher insurance costs which increased $4,446 during the nine months ended December 31, 1995.

        The nine months ended December 31, 1995, showed net income of $12,469 as compared to a net loss of $145,248 for the nine months ended December 31, 1994.

                   USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             DECEMBER 31, 1995

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995 AS COMPARED TO THE THREE-MONTH PERIOD ENDED December 31, 1994:


Quarter Ended December 31:

        Net sales for the quarter ended December 31, 1995 were $67,422 versus $60,405 for the three months ended December 31, 1994, a slight increase of $7,017.

        Gross profit percentage for the current quarter increased 1.6% to 31.6% as compared to 30% for the same period in fiscal 1995. This small increase is due to the current quarter's sales being made at substantially the same margins to customers as during the year ended December 31, 1994.
        The dollar amount of gross profit increased $3,197 as compared to the quarter ended December 31, 1994, due to slightly higher sales and margin in fiscal 1996.

        Interest income for the quarters ended December 31, 1995 and 1994 included interest earned from an officer in the amounts of $6,231 and $7,119, respectively.

        During the quarter ended December 31, 1995, interest income of $435 was earned from loans made to officer family members.

        Operating expenses totalled $58,931 for the quarter ended December 31, 1995, compared to the quarter ended December 31, 1994, which reflected operating expenses of $64,427 a decrease of $5,496. The decrease is due primarily to higher salaries and insurance paid during the quarter ended December 31, 1994. These expenses totalled $17,874 for the three months ended December 31, 1995 as compared to $22,300 for the same period in fiscal 1995, a decrease at $4,426. The remaining change in operating expenses during the current period was a result of other expenses decreasing $1,070 as compared to the three months ended December 31, 1994.

        The quarter ended December 31, 1995, showed net loss of
        $30,910 as compared to a net loss of $41,766 for the quarter ended December 31, 1994.
                                  14

                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             DECEMBER 31, 1995

Capital Resources and Liquidity

Operating Activities

        During the nine months ended December 31, 1995, net cash
        provided by operations was $53,338.   During the nine months
        ended December 31, 1994, net cash of $68,854 was used by operations. The Company's working capital deficiency at December 31, 1995 was $49,907, a decrease of $24,253 as compared to a deficiency of $74,160 at March 31, 1995.

        Trade receivables increased $103,469 from $76,718 at March 31, 1995 to $180,187 at December 31, 1995. This increase was due primarily to the Company's increased sales volume which generated higher receivables at December 31, 1995.

        Accounts payable and accrued expenses increased $120,122 to $178,473 at December 31, 1995 as compared to $58,351 at March 31, 1995. The increase was caused by higher purchases in connection with increased sales orders and delays in shipment of orders. This backlog delayed most payments to vendors supplying merchandise.


Investing Activities

        Net cash used by investing activities of $5,530 in fiscal 1996 was for the acquisition of computer equipment. During the nine months ended December 31, 1994, the Company sold its investment in the common stock of an affiliated corporation, USA International Chemical, Inc. for $9,972 and recognized a gain on the sale of $4,972.


Financing Activities

        Net cash used by financing activities was $5,427 for the nine months ended December 31, 1995. During the nine months ended December 31, 1994, net cash of $50,815 was provided by financing activities.

        The Company borrowed $25,000 and repaid $10,711 of its long term debt during the nine months ended December 31, 1995.

        During the nine months ended December 31, 1995, the Company loaned its president an additional $40,685 and he repaid
        $21,765 of his loans receivable.

                   USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             DECEMBER 31, 1995

Financing Activities (Continued):


        During the nine months ended December 31, 1994, the Company borrowed $63,000 on its line of credit and repaid $70,565 on its bank loan. The Company loaned its president an additional $36,370 and advances of $98,464 which were made to an affiliated corporation to enable it to repay bank borrowings, pay operating expenses and to provide working capital were repaid in full by the affiliate. Principal payments on contracts payable totalled $3,714 for the nine months ended December 31, 1994.

FINANCIAL CONDITION AS OF December 31, 1995

    The following financial summary shows the equity of the Company:


                                            December 31,     March 31,
                                              1995             1995
                                            (Unaudited)     (Audited)


    Total assets                            $713,628        $562,346
    Total liabilities                        404,503         265,690

    Stockholders' Equity                    $309,125        $296,656


    As of December 31, 1995, the Company's ratio of current assets to current liabilities was .87 to 1. This compares to the year end current ratio as of March 31, 1995 of .68 to 1.

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


                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                               (Registrant)





               By  s/Edward Kislinger
                    Chairman of the Board and President
                         (Chief Financial Officer)






Date:     January 8, 1997