Form 10-K
period 1996-03-31
USA INTERNATIONAL DEFENSE SYSTEMS INC
filed 1998-07-16
CIK 808267

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

 For the Fiscal Year Ended March 31, 1996 Commission File Number 33-10737-LA


                   USA INTERNATIONAL DEFENSE SYSTEMS, INC.

            (Exact name of registrant as specified in its charter)


  Delaware                                        95-3891884

(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization               Identification  No.)

  2700 Neilson Way, Suite 1221, Santa Monica, California    90405

  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (310) 392-4595

     Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes X No      .

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $529,125 on November 25, 1991 based on the last available average ask quotation ($.0075) at the close of the market on that day. There has been no published bid price available since May 31, 1989 at which time the bid quotation was $.00625.

The number of shares outstanding of the registrant's common stock on January 29, 1997 was 308,800,000.

                               PART I

ITEM 1.  Business:

     The Company was incorporated in the State of California on March 28, 1983 as PHT International and on November 2, 1984 filed a fictitious name statement to do business as USA International.
On May 14, 1986, the Company amended its Articles of Incorporation to change its name to USA International Defense Systems. On November 20, 1986 the Company changed its corporate domicile to the State of Delaware.

Present Operations

     Numerous foreign governments operate American military aircraft, with each aircraft representing a multi-million dollar purchase for any given government. As is the case with any aircraft, maintenance is critical. Therefore, the demand exists for replacement and repair parts for such aircraft. These parts may be available from the aircraft manufacturers but, especially in the case of older aircraft, aircraft manufacturers do not maintain an inventory of replacement and spare parts. Therefore, owners of military aircraft must either maintain their own inventory or seek to purchase the necessary parts from subcontractors or other manufacturers of original component parts or replacement parts for each individual aircraft. The Company's business consists of seeking requests and inquiries for specific replacement and spare parts from foreign governments, research and preparation of a bid as to the availability and cost of such parts and then, if the bid is accepted, obtaining the parts from manufacturers and the sale of such parts to the purchasing government. The Company then arranges for the shipping of the respective parts to their destination, or to a freight forwarder designated by the purchasing government.

     In connection with its operations, the Company maintains an office in Santa Monica, California and local representatives in nine countries. Such representatives may be either individuals or corporate representatives. The military aircraft for which the Company supplies parts include the C-130, F-5 and UH-1. Examples of parts that the Company may supply include engine replacement parts, avionics, airframe parts, hydraulic parts, aircraft accessories, and the myriad of other parts that compose any aircraft. Approximately 90% of the parts and supplies sold by the Company during the year ended March 31, 1996 were subject to the Arms Export Control Act. In those instances where Department of State clearance is necessary for the sale of items, the Company is familiar with such regulations and is able to make the necessary applications for licenses so that such exports may be lawfully undertaken.

     Except upon request by customers, the Company does not offer warranties. In the limited circumstances that a warranty request is received, the length of the warranty is dependent upon the individual customer's requirements and/or regulations. There have not been any significant repairs, returns or costs associated with this warranty policy.

Domestic Sales

     Typically, aircraft manufacturers manufacture only a small percentage of the systems that they sell. Therefore, the United
States Department of Defense (DOD) regularly requests bids for supplies of spare parts for such maintenance.

     The Company's percentage of domestic sales during the fiscal years ended March 31, 1996, 1995 and 1994 was 7.4%, 1.6% and .5%, respectively, of total sales of the Company. The Company is in the process of reducing this segment of its business and is concentrating its efforts on obtaining foreign sales contracts.

Foreign Sales

     Substantially all of the Company's revenues were derived from sales to foreign governments during the last three fiscal years. Foreign governments operate many of the same American military aircraft that are operated by United States armed forces. In connection with the supply of replacement and spare parts to foreign governments, the Company contracts with the same original equipment manufacturers, their original subcontractors and/or United States Government approved manufacturers of such aircraft parts. Local representatives in foreign countries communicate to the Company which spare and replacement parts are currently required by applicable government agencies.

     In the event the Company's bid is accepted, the customer issues a purchase order. The Company then contracts with its supplier to furnish the necessary parts based upon the specifications provided by the procuring government agency. The specifications will include price, required time of delivery, warranty and other details. Upon availability of the part, the Company ships the part, depending upon individual procedures, either to a freight forwarder located in the United States or makes shipping arrangements for the delivery of the part to the foreign government. In either instance, compliance with export custom regulations is required.

     Additionally, if the part is on a restricted list prepared by the Department of State, compliance with munitions control licensing procedures is required. During the year ended March 31, 1996, approximately 90% of the parts and supplies sold by the Company required compliance with the Arms Export Control Act. Many of these articles were shipped pursuant to blanket licenses obtained from the State Department by the applicable governments.
 The amount of goods shipped under licenses which the Company was required to obtain was approximately 75%. Failure to comply with the Arms Export Control Act can result in civil penalties of up to $500,000 and criminal penalties of imprisonment and/or a fine of up to $1,000,000.

     The Company's terms of payment vary depending upon the government agency with which the Company is dealing. With respect to smaller contracts, the Company will frequently permit the procuring agency to make payment in the due course of business following receipt of the parts. However, in circumstances where the credit history of the procuring agency is unknown or in the event of larger contracts, the Company will require the foreign agency to post a letter of credit or other security that will guarantee payment of the contract price.

     During the fiscal year ended March 31, 1996, approximately 92.6% of the Company's sales were to foreign governments, with sales to the Kenyan, Thailand and Jordanian governments comprising approximately 30.6%, 12.4% and 10.3% of total sales, respectively, during the fiscal year ended March 31, 1996. The Company's total revenues for the fiscal year ended March 31, 1996 increased $416,544 from $377,957 for the fiscal year ended March 31, 1995 to $794,501 for the fiscal year ended March 31, 1996. The Company has no long term contracts with any of its customers and its business may be substantially affected by economic and political changes within each foreign country.

Operations

     The Company's largest foreign customers are, at this time, the nations of Kenya, Thailand and Jordan. The Company's operations are substantially dependent upon sales to Kenya, Thailand and Jordan with total sales to those nations compromising approximately 53.3% of the Company's total revenues for the fiscal year ended
March 31, 1996.  See Note 5 to the Financial Statements.   See Item
7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". In order to reduce its dependence on a small number of customers, the Company has been seeking to expand its customer base. Although the Company will continue to seek to expand its business through obtaining new customers and seeking to become an authorized distributor for certain product lines, it is not realistic for the Company at this time to expect a large scale expansion of its operations.

Competition

     The Company experiences intense competition from a number of companies which also engage in the supply of replacement military parts to the United States and other nations. Because the supply of such parts is often obtained through a competitive bidding process, companies with greater financial resources, volumes of purchases or less expensive manufacturing sources, may be in a position to underbid the Company and therefore obtain contracts which the Company may have otherwise obtained. Company management is aware of a number of competitors who in all likelihood have greater experience, financial resources, sales personnel and sales volume than the Company. Such competition as it now exists, or may exist in the future, could have a materially adverse effect upon the operations of the Company. However, Company management believes that through its cumulative contacts and knowledge of the industry and the Company's ability to supply many replacement parts to grounded aircraft on a rapid basis, the Company does have various operational attributes that aid it with respect to competition with other firms.

Government Regulation

     The Company as an exporter of replacement and spare military parts is subject to complicated government statutes and regulations promulgated by the Department of State and Department of Commerce. The Department of State, pursuant to the authority set forth in the Arms Export Control Act, 22 U.S.C. 2778, has promulgated the International Traffic in Arms Regulations, 22 C.F.R. Parts 120-130. Those regulations designate the defense articles regulated by the Arms Export Control Act, procedures relating to registration of exporters, licenses for export of defense articles, violations and penalties, and other administrative and procedural matters.
Failure to comply with the Arms Export Control Act could result in civil penalties of up to $500,000 and criminal penalties of imprisonment and/or a fine of up to $1,000,000. The Department of Commerce, as with any exporting company, requires compliance with export regulations relating to export declarations. Violation of export regulations may subject a shipper to civil and/or criminal penalties.

     Additionally, the Company will be subject to compliance with the Foreign Corrupt Practices Act, ("FCPA") which was enacted to deter bribery of foreign officials by American businessmen. The FCPA imposes on SEC reporting companies certain accounting and internal control requirements, with which the Company intends to comply, insofar as applicable to the Company. Violation of the FCPA may result in corporate fines of up to $1,000,000 per offense and fines and/or imprisonment for convicted corporate officers of up to $10,000 and five years imprisonment.

     Although the Company will make every effort to comply with all such statutes and regulations, inadvertent non-compliance could result in legal actions against the Company and consequent impairment of its ability to conduct business.

Employees

     At present, the Company has one full-time clerical employee in its Santa Monica office. During the past year, Edward Kislinger, the President of the Company, devoted approximately 75% of his time to the Company's business. Cathy Waterman, the Company's Vice President, is employed by the Company on an as needed basis. The Company's foreign representatives are not employees of the Company but are compensated on a commission basis.

Other Business Investments

     In March, 1989 the Company purchased a $25,000 interest in Broadway Deli, Ltd. The Company received distributions of $3000 from this investment in fiscal 1996. The Company expects to receive the same amount of distributions in the fiscal year ending March 31, 1997. Broadway Deli, Ltd. is not affiliated with the Company or its officers or directors. See Item 13, "Certain Relationships and Related Transactions", regarding investment in USA International Chemical, Inc.

ITEM 2.  Properties:

     The Company's principal office is located at 2700 Neilson Way, Suite 1221, Santa Monica, California pursuant to a month to month lease with the Company's President with rent in the amount of $1045 per month. The cost to the Company's President for the office space is also $1,045 per month.

ITEM 3.  Legal Proceedings:

     There are no material legal proceedings to which the Company or any of its property is subject or pending, nor to the knowledge of the Company are there any such legal proceedings threatened.

ITEM 4.  Submission of Matters to a Vote of Security Holders:

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

ITEM 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters:

(A) The Company's securities are traded in the Over-the-Counter market.

(B)  The following table sets forth the high and low quotations
(bid), as reported by National Quotation Bureau, Inc., for the Company's securities for the calendar periods indicated.


               C o m m o n   S t o c k

                         Bid                         Asked
                    High         Low           High          Low

        1994
        1st Qtr.                U N P R I C E D
        2nd Qtr.                U N P R I C E D
        3rd Qtr.                U N P R I C E D
        4th Qtr.                U N P R I C E D

        1995
        1st Qtr.                U N P R I C E D
        2nd Qtr.                U N P R I C E D
        3rd Qtr.                U N P R I C E D
        4th Qtr.                U N P R I C E D

        1996
        lst Qtr.                U N P R I C E D
        2nd Qtr.                U N P R I C E D
        3rd Qtr.                U N P R I C E D
        4th Qtr.                U N P R I C E D


    As of November 25, 1991, the last available quotation date for the Company's securities, there was no bid and the high and low ask was $.0075. The past performance of the Company's securities is not necessarily indicative of future performance. The present number of shareholders of record of the Company's Common Stock is 600.

    (C) The Company has never paid cash dividends on its common stock. Payment of dividends, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.


ITEM 6.  Selected Financial Data:

    The following is a summary of selected financial data:


                               For Years Ended March 31,

                     1996       1995       1994      1993       1992

Operating Revenue $ 794,501 $  377,957 $ 1,249,936 $ 1,081,236  $1,405,653
Net Income (Loss)    45,227   (144,887)     66,413     (11,444)     46,173
Net Income (Loss)
  Per Share           .0001     (.0005)      .0003      (.0001)      .0002
Dividends Per Share      -          -         -          -            -
Total Assets        669,217    562,346     906,821     915,979     647,186
Working Capital
  Deficiency         (6,525)   (74,160)    (64,012)   (183,086)   (214,399)

Shares Outstanding 308,800,000 308,800,000 308,800,000 308,800,000 308,800,000

Stockholders'
 Equity             341,883    296,656     441,543     375,130     386,574


See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

    This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

Capital Resources and Liquidity

Operating Activities

    During the fiscal years ended March 31, 1996 and 1995, net cash provided (used) by operations was $55,977 and $(153,572), respectively. The Company's working capital deficiency at March 31, 1996 was $6,525, a decrease in deficiency of $67,635 as compared to a deficiency of $74,160 at March 31, 1995.

    Trade accounts receivable increased $112,457 from $76,718 at March 31, 1995 to $189,175 at March 31, 1996. This increase was due primarily to the increase in sales volume experienced by the Company in fiscal 1996.

    At March 31, 1996, the Company had no merchandise inventories. At March 31, 1995, the Company had special order and surplus parts inventory on hand totalling $22,618. The Company was unable to sell the parts, and they were written off to operations during fiscal 1996. The Company does not stock parts inventory for resale unless an order is delayed or cancelled. The Company normally arranges for the parts' manufacturer or a freight forwarder to directly ship merchandise to customers.

    Accounts payable and accrued expenses increased $81,834 to $140,185 at March 31, 1996 as compared to $58,351 at March 31, 1995. The increase was caused by higher purchases in connection with increased sales orders and delays in shipment of orders. This backlog delayed most payments to vendors supplying merchandise.

    At March 31, 1995, the Company had no income taxes payable due to the net operating loss incurred during fiscal 1995. At March
31, 1996, income taxes payable totalled $3,238, as the Company returned to profitable operations.

    Payroll tax liabilities decreased $1,217 from $2,566 at March
31, 1995 to $1,349 at March 31, 1996. The decrease resulted from the Company incurring lower salaries during fiscal 1996.

Investing Activities

    Net cash used by investing activities totalled ($7,154) for fiscal 1996 as compared to net cash provided by investing activities of $7,685 for fiscal 1995.

    Net cash used by investing activities of $7,154 in fiscal 1996 was for the acquisition of office and computer equipment. During the fiscal year ended March 31, 1995, the Company sold its investment in the common stock of an affiliated corporation, USA International Chemical, Inc., for $10,178 and recognized a gain on the sale of $5,178. Net cash used by investing activities in fiscal 1995 was for the acquisition of computer equipment.

Financing Activities

    Net cash used by financing activities was ($42,501) in fiscal
1996 as compared to net cash provided by financing activities of $143,114 in fiscal 1995.

    During the second quarter of fiscal 1996, the Company repaid its bank line of credit of $150,000. The Company had borrowed $105,000 of these funds during fiscal 1995. Subsequent to the renewal of its line of credit agreement, the Company again borrowed funds. At March 31, 1996, the line of credit of $150,000 was fully utilized.

    During fiscal 1996 and 1995, the Company repaid its term loan and long-term equipment contracts by approximately $10,400 and $5,500 and $70,600 and $5,000, respectively.

    At March 31, 1996, the Company had two loans receivable from its president. During the fiscal year ended March 31, 1996, the president's net borrowings were $25,371. During fiscal 1996, the president borrowed $54,627 from the Company, which is due on demand and outstanding at March 31, 1996. Loan repayments on the president's term loan totalled $29,256 during fiscal 1996.

    The Company loaned $1,241 and $23,104, respectively, to individual related parties (other family members) during the fiscal years ended March 31, 1996 and 1995.

Operating Results

Years ended March 31, 1996 and 1995

    Operating revenue for the year ended March 31, 1996 was $794,501 versus $377,957 for the year ended March 31, 1995 an increase of $416,544.

    The increase in sales volume, as compared to the fiscal year ended 1995, resulted from sales to several new customers acquired through the Company's marketing efforts. In addition, during fiscal 1996, the Company continued to ship merchandise from a backlog of orders to foreign government which were being processed as rapidly as possible. The downturn in sales volume during fiscal 1995 was attributable to the loss of major customer contracts with the Turkish and Malaysian Governments during the first quarter of fiscal 1995.

    Gross profit percentage decreased 14.7% from 53.1% in fiscal 1995 to 38.4% in fiscal 1996. The decrease in gross profit as a percentage of sales is attributable to sales to new customers being made at lower margins than sales to the Governments of Norway, Taiwan and Malaysia, the Company's major customers in fiscal 1995.

    Although sales volume increased $416,544 in fiscal 1996, gross profit only increased $104,111 as compared to the fiscal year ended March 31,1995, as a result of Company selling its products at lower margins.

    At March 31, 1996, the Company had a backlog of approximately $100,000. The Company's management has indicated that this backlog is increasing as new orders are being obtained. Management is maintaining ongoing sales efforts in order to achieve an increased order backlog.

    Interest income for the fiscal year ended March 31, 1966 includes interest of $25,774 and $1,741, earned form officer and individual related party loans, respectively.

    Interest income for the fiscal year ended March 31,1995, included interest of $28,202, $2,181 and $1,054, earned from officer, individual related party loans, and an affiliated corporation loan, respectively.

    Operating expenses totalled $272,803 for the fiscal year ended March 31, 1996, as compared to the fiscal year ended March 31,1995 which reflected operating expenses of $364,190, a decrease of $91,387.

    Operating expenses consist of selling, general and administrative expenses. Selling expenses for the fiscal year ended March 31, 1996 totalled $35,238, an increase of $4,113, as compared to the fiscal year ended March 31,1995 when these expenses totally $31,125. Travel expenses increased $4,756 from $17,820 in fiscal 1995 to $22,576 in fiscal 1996. The increase is attributable to higher business travel costs incurred in fiscal 1996 to obtain new customers. Other selling expenses decreased $643 in fiscal 1996.

    General and administrative expenses decreased $95,500 from $333,065 in fiscal 1995 to $237,565 in fiscal 1996, a 28.7%
decrease. The decrease is due primarily to lower salaries and related payroll expenses incurred during the current fiscal year, as a result of the Company's continuing efforts to lower its overhead. These expenses totalled $99,689 in fiscal 1996 as compared to $191,684 in fiscal 1995, a $91,995 decrease (48%). Other general and administrative expenses decreased approximately $3,500 during fiscal 1996.

    The fiscal year ended March 31, 1996 reflected net income of $45,227 as compared to a net loss of $144,887 for the fiscal year ended March 31, 1995.

Operating Results

Years ended March 31, 1995 and 1994

    Operating revenue for the year ended March 31, 1995 was $377,957 versus $1,249,936 for the year ended March 31,1995, a decrease of $871,979.

    The downturn in sales volume, as compared to the fiscal year ended March 31, 1994, resulted from the loss of major customer contracts with the Turkish and Malaysian Governments during the first quarter of fiscal 1995.

    During the fiscal year ended March 31, 1994, the Company obtained the Government of Malaysia as a new major customer and continued to ship merchandise from a substantial, but reduced backlog of orders to the Government of Turkey.

    Gross profit percentage increased 10.8% from 42.3% in 1994 as compared to 53.1% in 1995. The increase in gross profit percentage is attributable to higher margin sales to the Government of Malaysia in the first quarter of fiscal 1995, no low margin sales to the Government of Turkey in 1995 and the settlement of a $26,000 sales invoice dispute with the Government of Thailand which originated in fiscal 1993.

    Although sales volume decreased approximately $872,000 in fiscal 1995, gross profit only decreased approximately $328,000 as compared to the fiscal year ended March 31, 1994, as a result of the Company's increased gross profit percentage. At March 31, 1995, the Company had a backlog of approximately $233,000.

    Interest income for the fiscal years ended March 31, 1995 and 1994 includes interest of $28,202 and $2,181 and $25,255 and $3,904, earned from officer and affiliated corporation loans, respectively. The balance of interest income earned during the fiscal year ended March 31, 1995 of $1,054 was from individual related party loans. The balance of interest income earned during the fiscal year ended March 31, 1994 of $270 was from a commercial bank holding the Company's performance bond deposits.

    Operating expenses totalled $364,190 for the year ended March
31, 1995, as compared to the year ended March 31, 1994 which reflected operating expenses of $475,425, a decrease of $111,235.

    Operating expenses consist of selling, general and administrative expenses. Selling expenses for the year ended March 31, 1995 totalled $31,125, a decrease of $34,608 as compared to the fiscal year ended March 31, 1994 when these expenses totalled $65,733. Commissions decreased $27,082 from $30,403 in fiscal 1994 to $3,321 in fiscal 1995, an 89% decrease. The decrease resulted from the Company no longer selling to the Government of Turkey.
The Company's only commission sales in fiscal 1995 were to the Government of Norway. Travel expenses increased $5,609 from $12,211 in 1994 to $17,820 in 1995. The increase is attributable higher business travel expenses incurred in 1995 to obtain new customers. Other selling expenses decreased $13,135 in fiscal 1994 as a direct result of the Company's lower sales volume.

    General and administrative expenses decreased $76,627 from $409,692 in fiscal 1994 to $333,065 in fiscal 1995, an 18.7%
decrease. The decrease is due primarily to lower salaries and related expenses incurred during the current fiscal year, as a result of the Company's decline in operating performance. These expenses totalled $273,892 in fiscal 1994 as compared to $191,684 in fiscal 1995, a decrease of $82,208 (30%). Other general and administrative expenses increased approximately $5,600 during fiscal 1995.

    The fiscal year ended March 31, 1995 reflected a net loss of $144,887 compared to net income of $66,413 for the fiscal year ended March 31, 1994.


                                  For Years Ended March 31,

                                1996        1995         1994


     Sales                   $ 794,501    $377,957     $1,249,936
     Cost of Sales             489,682     177,249        721,188
     Gross Profit              304,819     200,708        528,748
     Operating Expenses        272,803     364,190        475,425

     Gross Profit Percentage     38.37%      53.10%         42.31%

Outlook

The Company's sales, profitability and cash flow were negatively impacted by the loss of two major customers during the fiscal year ended March 31, 1995. The Company has also felt the effects of cutbacks in defense spending by foreign governments, increased competition in the market place, and the overall recessionary state of the aerospace industry.

     Accordingly, management became aware that it was important to develop new strategies to attain profitable operations. Through the Company's fiscal 1995 marketing efforts, new customers were acquired in fiscal 1996 and sales increased approximately $416,500. Management traveled extensively changing sales agents in those countries where it had been doing business for several years and achieved sales growth from those markets. The Company also appointed sales agents in countries where business had not been done previously and expanded its customer base.

     The Company also reduced its selling, general and adminsitrative expenses by approximately 25% in fiscal 1996. As a result of these cost reductions and the increase in sales volume, the Company returned to profitable oeprations in fiscal 1996.

     Management anticipates that sales in the next fiscal year will approximate the Company's fiscal 1996 volume. Through the Company's continuing marketing efforts, new customers have been acquired. The Company also plans to continue its cost reduction efforts which have helped stabilize the Company and reduced its debt service.

ITEM 8.  Financial Statements and Supplementary Data:

     INDEX TO FINANCIAL STATEMENTS





                  USA INTERNATIONAL DEFENSE SYSTEMS, INC.




REPORT
 Bennett Block Accountancy Corporation . . . . . . . . . . .F-1


BALANCE SHEETS
 as of March 31, 1996 and 1995 . . . . . . . . . . . . . . .F-2


STATEMENTS OF OPERATIONS
  years ended March 31, 1996, 1995 and 1994. . . . . . . . .F-4


STATEMENTS OF STOCKHOLDERS' EQUITY
  years ended March 31, 1996, 1995 and 1994. . . . . . . . .F-5


STATEMENTS OF CASH FLOWS
  years ended March 31, 1996, 1995 and 1994. . . . . . . . .F-6


NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .F-7








              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
USA International Defense Systems, Inc.
Santa Monica, California

I have audited the accompanying balance sheets of USA International Defense Systems, Inc. as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. My audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements and financial statement schedule based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA International Defense Systems, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in my opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

s/Block & Handelman

Los Angeles, California
January 29, 1997

                      USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                                BALANCE SHEETS
                           March 31, 1996 and 1995


                                    ASSETS

                                                 1996         1995

CURRENT ASSETS
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $1,698 (1996) and $1,451 (1995)              $189,175     $ 76,718
 Merchandise inventories (Note 1)                     -       22,618
 Loans receivable - officer, including
  accrued interest of $5,388 (1996) and
  $5,855 (1995) (Note 2)                         90,721       34,644
 Loans receivable - other, including
  accrued interest of $2,795 (1996)
    and $1,054 (1995) (Note 2)                   24,345       23,104

    TOTAL CURRENT  ASSETS                       304,241      157,084


PROPERTY AND EQUIPMENT, at cost (Note 1)
 Office furniture, equipment and library         75,641       68,487
 Transportation equipment                        55,546       55,546
                                                131,187      124,033

 Less:  Accumulated depreciation                 95,045       78,311

                                                 36,142       45,722


LOANS RECEIVABLE - OFFICER (Note 2)             300,840      331,546


OTHER ASSETS
 Deposits                                           959          959
 Investments  (Note 1)                           27,035       27,035
                                                 27,994       27,994



    TOTAL ASSETS                               $669,217     $562,346

The accompanying notes are an integral part of these financial statements.

                          USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                                 BALANCE SHEETS
                            March 31, 1996 and 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1996         1995

CURRENT LIABILITIES
 Cash overdraft                                $    374     $  6,696
 Accounts payable and accrued expenses          140,185       58,351
 Note payable - bank (Note 3)                   150,000      150,000
 Income taxes payable (Note 1)                    3,238            -
 Payroll taxes payable                            1,349        2,566
 Current portion - long-term debt (Note 4)       15,620       13,631

    TOTAL CURRENT LIABILITIES                   310,766      231,244


LONG-TERM DEBT, net of current
 portion (Note 4)                                16,568       34,446

                                                327,334      265,690
COMMITMENTS (Notes 3 and 4)

STOCKHOLDERS' EQUITY (Note 1)
 Common stock, par value $.00001 per share;
  750,000,000 authorized shares, 325,050,000
  shares issued, 308,800,000 shares outstanding 498,501      498,501
 Treasury shares at cost, 16,250,000 shares     (40,000)     (40,000)

                                                458,501      458,501

 Accumulated deficit                           (116,618)    (161,845)

TOTAL STOCKHOLDERS' EQUITY                      341,883      296,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $669,217     $562,346

The accompanying notes are an integral part of these financial statements.

                    USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                          1996       1995      1994

SALES (Note 5)                          $794,501   $377,957  $1,249,936


COST AND EXPENSES
 Cost of sales                           489,682    177,249     721,188
 Selling expenses                         35,238     31,125      65,733
 General and administrative expenses     237,565    333,065     409,692
                                         762,485    541,439   1,196,613

    INCOME (LOSS) FROM OPERATIONS         32,016   (163,482)     53,323


OTHER INCOME (EXPENSE)
 Interest income - officer loans (Note 2) 25,774     28,202      25,255
 Interest income - affiliated corporation
   (Note 2)                                    -      2,181       3,904
 Interest income - other (Note 2)          1,741      1,054         270
 Miscellaneous income (expense)            4,531      1,729      (2,909)
 Interest expense (Note 3)               (14,954)   (20,599)    (15,830)
 Gain on sale of investment in affiliated
  corporation (Note 2)                         -      5,178         -
 Occupancy fee income - affiliated
  corporation (Note 2)                         -      1,650       3,600
                                          17,092     19,395      14,290

    INCOME (LOSS) BEFORE INCOME TAX
     PROVISION                            49,108   (144,087)     67,613


INCOME TAX PROVISION (Notes 1 and 6)       3,881        800       1,200

    NET INCOME (LOSS)                   $ 45,227  $(144,887)  $  66,413

NET INCOME (LOSS) PER SHARE             $  .0001  $  (.0005)  $   .0003

WEIGHTED AVERAGE SHARES OUTSTANDING     308,800,000 308,800,000 308,800,000

The accompanying notes are an integral part of these financial statements.

                      USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                         Common Stock            Treasury Stock      Accumulated
                      Shares       Amount     Shares     Amount        Defict   Total
BALANCE,
 April 1, 1993     325,050,000    $498,501  16,250,000   (40,000)      (83,371)  $375,130

Net income for year
 ended March 31, 1994            -       -            -                 66,413     66,413

BALANCE,
 March 31, 1994    325,050,000     498,501  16,250,000   (40,000)      (16,958)   441,543

Net loss for year
 ended March 31, 1995   -               -        -           -        (144,887)  (144,887)

BALANCE
 March 31, 1995    325,050,000     498,501  16,250,000   (40,000)     (161,845)   296,656

Net income for year
 ended March 31, 1996   -               -        -           -          45,227     45,227

BALANCE
 March 31, 1996    325,050,000   $ 498,501  16,250,000  $(40,000)   $ (116,618) $ 341,883

The accompanying notes are an integral part of these financial statements.

                      USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                       1996            1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                   $ 45,227    $   (144,887)       $   66,413

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES
 Non-cash item included in net income
 (loss):
  Depreciation and amortization        16,734          17,527            15,723
 Gain on sale of investment in
  affiliated corporation                  -            (5,178)              -
 Changes in:
  Trade accounts receivable, net     (112,457)        139,076            (2,328)
  Merchandise inventories              22,618           1,480            38,941
  Deposits                                -            70,196            34,167
  Accounts payable and accrued
   expenses                            81,834         (83,104)         (102,419)
  Customer deposits                       -          (132,611)           71,611
  Payroll taxes payable                (1,217)        (16,071)           12,289
  Income taxes payable                  3,238           -                (2,800)
                                       10,750          (8,685)           65,184
    NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES              55,977        (153,572)          131,597

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures, net             (7,154)         (2,493)          (11,505)
 Proceeds from sale of investment
  in affiliated corporation                 -          10,178              -

    NET CASH (USED) PROVIDED BY
     INVESTING ACTIVITIES              (7,154)          7,685           (11,505)

CASH FLOWS FROM FINANCING ACTIVITIES
 Reduction of line of credit and
  term loans                         (204,487)        (75,575)          (58,175)
 Proceeds from bank line of credit    188,598         105,000               -
 (Decrease)Increase in officer loans  (25,371)         39,551           (25,000)
 (Decrease)Increase in loans to
  affiliate                               -            97,242           (64,441)
 Increase in other loans receivable    (1,241)        (23,104)              -

    NET CASH (USED) PROVIDED BY
     FINANCING ACTIVITIES             (42,501)        143,114          (147,616)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS (OVERDRAFT)          6,322          (2,773)          (27,524)

CASH AND CASH EQUIVALENTS (OVERDRAFT),
 beginning of year                     (6,696)         (3,923)           23,601

(OVERDRAFT), end of year             $   (374)       $ (6,696)         $ (3,923)

The accompanying notes are an integral part of these financial statements.

                   USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED MARCH 31, 1996, 1995 AND 1994


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General

USA International Defense Systems was originally incorporated in the State of California on March 28, 1983. On November 20, 1986, the Company changed its corporate domicile to the State of Delaware, by merging into a newly formed Delaware corporation, USA International Defense Systems, Inc., the merger was structured as an "F" reorganization under the Internal Revenue Code.

The Company is in the business of supplying replacement parts and spare parts for airplanes owned by foreign governments and for airlines, worldwide.
The Company is headquartered in Santa Monica, California. Its products are currently being sold primarily to foreign governments (Note 5). The Company also occasionally sells its products domestically to non-governmental customers.

Since most of the Company's business activities are with governmental agencies located throughout the world, concentrations of credit risk with respect to trade receivables are limited due to the nature of the Company's customer base and its geographic dispersion.

B.  Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

C.  Inventories and Recognition of Revenue

Inventories are valued at the lower of cost (first-in, first-out method) or market. Revenue from goods provided under customer contracts is recognized when the merchandise is shipped. Deposits received from customers under the contracts are deferred and shown as a current liability until shipment.

D.  Property and Equipment

Depreciation is computed by using the straight-line method over the estimated service lives of the assets which range from 5 to 7 years.


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and improvements are capitalized. Deduction is made for retirements resulting from renewals or improvements.

E.  Investments

The Company has an investment in a company in which it owns less than a 20% interest. The investment is carried at cost ($27,035) which approximates market value.

F.  Income Taxes

The Company implemented SFAS 109 in accounting for income taxes effective in the fiscal year ended March 31, 1994. Because the Company had incurred book and tax net operating losses, the cumulative effect of the change of adopting SFAS 109 did not have a material effect on the financial statements.

G.  Statement of Cash Flows

Cash payments related to interest expense and income taxes were $18,079 and $800, $17,298 and $800 and $16,083 and $4,000 for the years ended
March 31, 1996, 1995 and 1994, respectively.

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities of three months or less.

H.  Net  Income (Loss)  Per Share

Net income (loss) income per share has been computed based on the weighted average common shares outstanding during each year.

NOTE 2 -   RELATED PARTY TRANSACTIONS

On September 23, 1994, the Company and its President and Secretary (Sellers) and the Company's affiliate, USA International Chemical, Inc. (Chemical), finalized a Stock Purchase Agreement whereby, the Company agreed to liquidate its investment in Chemical by selling to Shane Investment Company (Buyer) 13,000,000 shares of Chemical's common stock for consideration of $10,178 in cash.

The Company owned less than a 20% interest in Chemical and carried the investment at cost. The Company paid $5,000 for Chemical's shares and recognized a gain of $5,178 from their sale.

Pursuant to the Agreement, to complete the sale of stock, Chemical was required to repay its outstanding borrowings of $98,464, including accrued interest, to the Company at the date of sale.

Related party receivables consist of the following at March 31, 1996 and 1995:

                                                          1996      1995

Loan receivable - officer, payable in quarterly
installments of $12,880, including principal and
interest at 6.5% per annum, scheduled to mature in
April, 2004.                                           $ 336,934   $ 366,190

Loan receivable - officer, due on demand, bearing
interest at 6.5% per annum.                               54,627        -
                                                         391,561     366,190
Loans receivable - other (officer family members) due
on demand, bearing interest at 8% per annum.              24,345      23,104
                                                         415,906     389,294


Less current portion - loans receivable - officer         90,721      34,644
Less current portion - loans receivable - other           24,345      23,104
                                                         115,066      57,748

Loans receivable - officer - noncurrent portion         $300,840     331,546

Current maturities of related party receivables over the next five years were as follows as of March 31, 1996:

                     Year Ending March 31,
                     1997           $    115,066
                     1998                 32,751
                     1999                 34,933
                     2000                 37,259
                     2001                 39,741
                     Thereafter          156,156
                                    $    415,906


During the fiscal year ended March 31, 1996, the president of the Company borrowed $54,627 from the Company, which is due on demand and is outstanding at March 31, 1996.

During the fiscal year ended March 31, 1994, the president borrowed $25,000 from the Company. The loan was due on demand and was repaid during the fiscal year ended March 31, 1995.

Loan repayments on the officer's term loan totalled $29,256 and $14,551, respectively, for the fiscal years ended March 31, 1996 and 1995.

Interest income for the years ended March 31, 1996, 1995 and 1994, includes interest of $27,515, $31,437 and $29,159, respectively, earned from related parties.

The Company subleases its office space from officers of the Company at a rental of $1,045 per month on a month to month lease. The rent paid by the Company is in the same amount paid by the officers pursuant to their lease with their landlord. During the fiscal years ended March 31, 1996, 1995 and 1994, rent expense and sublease income were $13,756, $12,429 and $12,108, respectively.

The Company and its affiliate (Chemical) shared common office facilities in Santa Monica, California, until September 23, 1994, when the Company sold its investment in the affiliate. The Company charged the affiliate $300 per month for its share of occupancy expenses.

NOTE 3 -   NOTE PAYABLE-BANK

At March 31, 1996 and 1995, the Company's note payable - bank consisted of the following:


                                                       1996        1995

Note payable to bank under a line of credit
agreement.  The note is unsecured and personally
guaranteed by the president of the Company.
The note bears interest at prime plus 2% (10.25%
at March 31, 1996) per annum.  Maximum
borrowings available under the line of credit are
$150,000.  The line of credit was fully utilized at
March 31, 1996.  The note matured on July 31,
1995 and was extended by the bank until
September 29, 1995.  In October, 1995, the line
of credit was renewed for an additional year.
The note matured on October 5, 1996 and was
renewed until October 22, 1997.                      $ 150,000   $ 150,000


The Company's average short-term borrowings were $126,647, $142,867 and $179,066 at weighted average interest rates of 10.70%, 9.82%, and 8.01% in fiscal years 1996, 1995 and 1994, respectively.

Interest paid on short-term bank notes payable amounted to $12,256, $13,425 and $13,338 during the fiscal years 1996, 1995 and 1994, respectively.

NOTE 4 -   LONG-TERM DEBT

At March 31, 1996 and 1995, the Company's long-term debt consisted of the following:
                                                     1996        1995

Term note payable to bank.  The note is unsecured
and personally guaranteed by the president of the
Company. The note bears interest at prime plus 2%
(10.25% at March 31, 1996) per annum.  The note
is payable in monthly installments, including
principal and interest, of $956 and is scheduled
to mature on January 15, 1998.                     $  19,014    $  29,414

Contract payable - transportation equipment,
payable in monthly installments of $581,
including principal and interest, at 9.16% per
annum, scheduled to mature in April, 1998.            13,174       18,663
                                                      32,188       48,077

Less current portion                                  15,620       13,631
                                                   $  16,568    $  34,446

Current maturities of long-term debt over the next three years were as follows as of March 31, 1996:

                       Year Ending March 31,

                       1997           $15,620
                       1998            15,048
                       1999             1,520
                                      $32,188

NOTE 5 -   MAJOR CUSTOMERS

During the fiscal years ended March 31, 1996, 1995 and 1994, substantially all of the Company's revenue was derived from sales to foreign governments. During the fiscal years ended March 31, 1996, the Company had three major customers. Sales to the Governments of Kenya, Thailand and Jordan, accounted for 30.6%, 12.4% and 10.3% of total sales, respectively. During the fiscal years ended March 31, 1995 and 1994, sales to the Government of Malaysia of $52,906 and $586,859 accounted for 14% and 47% of sales, respectively. Sales to the Norwegian Government of $127,008 and $181,435 accounted for approximately 33.6% and 14.5% of sales for the fiscal years ended March 31, 1995 and 1994, respectively.

NOTE 5 - MAJOR CUSTOMERS (Continued)

Sales to the Government of Taiwan of $108,622 accounted for approximately 28.7% of sales for the fiscal year ended March 31, 1995. Sales to the Turkish Government of $339,736 accounted for 27.2% of sales for the fiscal
year ended March 31, 1994.   No other customer had sales exceeding 10% of
total revenue in either fiscal 1996, 1995 or 1994.

NOTE 6 -  INCOME TAXES

The Company utilized net operating loss carryforwards to reduce its tax liabilities as follows:

                          Year ended   Year ended   Year ended
                          March 31,    March 31,    March 31,
                           1996         1995         1994

    Expected tax expense  $ 11,787     $  800       $ 24,312

    Reduction due to
     utilization of net
     operating loss
     carryforwards          (7,906)        -         (23,112)

    Tax expense            $ 3,881     $  800       $  1,200



The Company has available for federal income tax purposes at March 31, 1996, unused net operating loss carryforwards of $2,441 which may be applied against future taxable income; the carryforwards expire in year 2009.

ITEM 9.  Disagreements on Accounting and Financial Disclosures:

      None

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant:

     The Company's Directors and Executive Officers, their ages and positions are as follows:

       Name               Age    Position Held with Company

     Edward Kislinger     48     Chairman of the Board,
                                 President, Treasurer, Director
     Cathy Waterman       46     Vice President, Secretary,
                                 Director

     Edward Kislinger has been President, Chief Executive Officer, Treasurer and a director of the Company since 1983. Mr. Kislinger is a graduate of UC Berkeley (1969) and UCLA Law School (1972). From 1972 to 1974 Mr. Kislinger was in-house counsel at Motown Records and from 1974 to 1979 was in private practice in Beverly Hills, California specializing in entertainment law. During that time, Mr. Kislinger was employed by the law firms of Pryor, Cashman, Sherman & Flynn and Hardee, Barovick, Konnecky and Braun. From 1979 to 1982 Mr. Kislinger was a production executive at Filmways Pictures in Beverly Hills responsible for acquiring, developing and overseeing the production of motion picture properties. From June, 1986 until September, 1994, Mr. Kislinger was president and principal shareholder of USA International Chemical, Inc., a public company involved in the sales of skin care products and coatings. Mr. Kislinger devotes approximately 75% of
his time to the business of the Company.   Mr. Kislinger is
licensed to practice law in the State of California.

     Cathy Waterman has been Vice President and director of the Company since 1983. Ms. Waterman is a graduate of UCLA (1975) and Loyola Law School (1978). From 1981 to 1991, Ms. Waterman was the owner of Cathy Waterman Handknits, a designer and manufacturer of handknit clothing whose customers included boutiques in Los Angeles and New York City. At present, Ms. Waterman is president of a small business, Cathy Waterman, Inc., which designs and sells fine jewelry. Between 1979 and 1981 Ms. Waterman was head of development for Tisch/Avnet Productions and participated in the development of such motion pictures as Risky Business. Ms. Waterman is married to Edward Kislinger, President of the Company. Ms. Waterman was also an officer and director of USA International Chemical, Inc., a public company, from June, 1986 until September, 1994. Ms. Waterman devotes such time as is necessary to fulfill her obligations as an officer and director of the Company. Ms. Waterman is licensed to practice law in the State of California.

     All officers and directors serve for a term of one year or until their successors are duly qualified and appointed.

ITEM 11.  Executive Compensation:

     Set forth below is the aggregate remuneration paid or accrued by the Company for the fiscal year ended March 31, 1996 for each of the executive officers and directors of the Company receiving compensation in excess of $60,000, and for all Directors and executive officers as a whole.

            A                   B                  C

     Name of Individual
      or Number of        Capacities in                   Cash
     Persons in Group      Which Served             Compensation

     Edward Kislinger    President, Chairman         $67,076
                         of the Board

     Total (1 Person)                                $67,076



ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management:

(a)  Security Ownership of Certain Beneficial Owners:

     Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on January 29, 1997:

Title of       Name & Address of       Amount & Nature of    % of
Class          Beneficial Owner        Beneficial Ownership  Class

Common Stock     Edward Kislinger *(1) 101,375,000          32.8
$.00001 PV       2700 Neilson Way,     Chairman of the
                 Suite 1221            Board, President,
                 Santa Monica, CA      Director

Common Stock     Cathy Waterman  *(1)  104,375,000          33.8
$.00001 PV       2700 Neilson Way,     Vice President,
                 Suite 1221            Secretary, Director
                 Santa Monica, CA

Common Stock     New America Group,
                    Inc.               32,500,000           10.5
$.00001 PV       513 Main Avenue       Shareholder
                 Bay Head, New Jersey

Common Stock     All Officers and
$.00001 PV       Directors             205,750,000           66.6%
                 as a group (two)

* The above named individuals may be deemed "parents" and "Promoters" of the Company under the rules and regulations of the securities act of 1933 by virtue of their common stock ownership.

(1) Mr. Kislinger and Ms. Waterman are married. Each disclaim any beneficial interest or control in the shares owned by their spouse, other than attributed by law despite such disclaimer.

ITEM 13.  Certain Relationships and Related Transactions:

    The Company was incorporated in the State of California on March 28, 1983 as PHT International and on November 2, 1984 filed a fictitious name statement to do business as USA International.
On May 14, 1986 the Company amended its Articles of Incorporation to change its name to USA International Defense Systems. On November 20, 1986 the Company changed its corporate domicile to the State of Delaware. The change of corporate domicile was accomplished through the merger of the previous California corporation into the present Delaware corporation. The merger was treated as a pooling of interests of the assets and liabilities of both companies. The Delaware corporation did not conduct any business prior to the merger. The certificate of Merger was filed on December 17, 1986 with the Delaware Secretary of State. In accordance with the Plan of Merger, all outstanding shares of stock were exchanged and reissued to the shareholders of the Company at a ratio of 2,087,500 shares of stock in the Delaware corporation to each share of previously outstanding stock in the California corporation, including shares to the following officers and directors of the Company:

Edward Kislinger    President, Treasurer, Director  101,375,000
Cathy Waterman      Vice Pres., Secretary, Director 104,375,000

   Edward Kislinger, the Company's President, was the President of USA International Chemical, Inc., a distributor of skin care products and coatings until September 23, 1994. In certain instances, the Company purchased certain coatings and solvents from USA International Chemical, Inc. and resold them to its customers. No such sales were made during the fiscal year ended March 31, 1995. In April, 1989 USA International Chemical, Inc. made an initial public offering of its securities. In connection therewith, the Company purchased 13,000,000 shares of common stock from USA International Chemical, Inc. for which it paid $5,000, representing an ownership of 11.6% of the outstanding shares of USA International Chemical, Inc.

   On September 23, 1994, the Company, Mr. Kislinger, Cathy
Waterman and USA International Chemical, Inc. (Chemical) finalized a stock Purchase Agreement whereby, the Company agreed to liquidate its investment in Chemical by selling to Shane Investment Company
(Buyer) 13,000,000 shares of Chemical's common stock for consideration of $10,178 in cash.

   The Company owned less than a 20% interest in Chemical and carried the investment at cost. The Company paid $5,000 for Chemical's shares and recognized a gain of $5,178 from their sale.

   As of March 31, 1994, Chemical had loans payable to the Company in the amount of $97,242 for advances made to Chemical by the Company.

   Pursuant to the Agreement, to complete the sale of stock, Chemical was required to repay its outstanding borrowings of $98,464, including accrued interest, to the Company on September
23, 1994, the date of sale.

   The Company also subleases its office space from Edward Kislinger and Cathy Waterman at a rental of $1,045 per month on a month to month lease. The rent paid by the Company is in the same amount paid by Mr. Kislinger and Ms. Waterman pursuant to their lease with their landlord. Mr. Kislinger has also personally guaranteed the Company's bank line of credit in the principal amount of $150,000 and a term loan with the same bank, in the principal amount of $19,014.

   As of the year ended March 31, 1996, Mr. Kislinger was indebted to the Company in the amount of $391,561, a net increase (including accrued interest) of $25,371 from the preceding year. Mr. Kislinger's indebtedness consisted of a term loan of $336,934 and a demand loan of $54,627 at March 31, 1996. The term and demand loans bear interest at 6.5% per annum. The term loan is payable in quarterly installments of $12,880 and is schedule to mature in April, 2004 The current portion of this loan was $36,094 at March 31, 1996. (See "Financial Statements and Schedule thereto").

   On November 20, 1986 the Company sold 16,250,000 shares of its Common Stock to an unaffiliated shareholder for $1,000, or .00006 per share. During the fiscal years ended 1988, 1989 and 1991, the Company repurchased these shares from the shareholder for a total of $40,000 or $.00246 per share. At the time the Company entered into the agreement with the shareholder to repurchase the shares, management was of the belief that such a stock repurchase would reduce dilution to remaining shareholders.

   On May 28, 1987 the Company completed an initial public offering of its securities. At that time the Company sold 5,000,000 Units of its securities at $.01 per Unit, each Unit consisting of one share of Common Stock and one redeemable Stock purchase Warrant. Each Warrant entitled the Holder thereof to purchase one share of Common Stock at $.02 per share. The exercise period for the Warrants has expired and they are of no further value. After underwriter commissions and expenses of the offering, the Company realized net proceeds of approximately $470,000 from its initial public offering.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8K:

(a) The following documents are being filed as a part of this report:

                                                                       Page
(1)  FINANCIAL STATEMENTS:
     See Index to Financial Statements............

(2)SCHEDULES OF USA INTERNATIONAL DEFENSE SYSTEMS,
    INC., for the years endedMarch 31, 1996, 1995 and 1994

    SCHEDULE II - Valuation and Qualifying Accounts........   S-1

All other schedules are omitted since the required information is either not present or not present in amounts sufficient to require submission of the schedule.

(3)EXHIBITS:

Exhibit No.                                      Description
   Location

1.1    Underwriting Agreement (Revised)              (2)

   1.2                   Selected Dealers Agreement (Revised)           (2)

   1.3                                      Escrow Agreement            (1)

   3.1                          Certificate of Incorporation            (1)
                                                 (California)

   3.2                           Amendment to Certificate of            (1)
                                   Incorporation (California)

   3.3                          Certificate of Incorporation            (1)
                                                   (Delaware)

   3.4                       Articles of Merger - California            (2)

   3.5                      Certificate of Merger - Delaware            (2)

   3.6                                               By-Laws            (1)

   4.1                   Underwriters' Unit Purchase Warrant            (1)

          Exhibit No.Description
          Location


          4.2Common Stock Purchase Warrant                              (2)

          4.3Warrant Agreement                                          (2)

          4.4Specimen Stock Certificate                                 (2)

          4.5Plan of Merger (Revised)                                   (2)

          10.1Stock Purchase and Loan Agreement -                       (1)
                    NAM

          10.2Stock Purchase Agreement dated August 27, 1994            (3)

(1)  Form S-18 filed December 8, 1986

(2)  Amendment No. 1 to Form S-18 filed January 30, 1987

(3)  See Attachment

(b)  Not Applicable

(c)  See Item 14(a)(3), above

(d)  Not applicable

                          USA INTERNATIONAL DEFENSE SYSTEMS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                 Year Ended March 31, 1996

                                      Additions
Column A             Column B     Column C   Column D    Column E   Column F
                      Balance    Charged to   Charged               Balance
                     Beginning   Cost and     to Other              End of
Description           of Year    Expenses    Accounts Deductions(1)  Year

Allowance for
 Doubtful Accounts
(Deducted from
Accounts Receivable) $ 1,451    $ 19,329   $      -     $ 19,082     $1,698

                                  Year Ended March 31, 1995

                                      Additions
Column A             Column B     Column C   Column D    Column E    Column F
                      Balance   Charged to    Charged                Balance
                     Beginning   Cost and     to Other               End of
Description           of Year    Expenses     Accounts  Deductions(1) Year

Allowance for
 Doubtful Accounts
(Deducted from
Accounts Receivable) $ 2,722    $  1,451   $     -     $  2,722      $1,451


                                   Year Ended March 31, 1994

                                      Additions
Column A             Column B     Column C   Column D    Column E    Column F
                      Balance   Charged to    Charged                Balance
                     Beginning   Cost and     to Other               End of
Description           of Year    Expenses     Accounts  Deductions(1) Year

Allowance for
 Doubtful Accounts
(Deducted from
Accounts Receivable) $ 6,522    $  8,251   $     -     $ 12,051      $2,722

(1) Accounts deemed to be uncollectable




                                   SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                            USA INTERNATIONAL DEFENSE SYSTEMS, INC.



DATED:           May 16, 1997                By:/S/  Edward Kislinger

                                                EDWARD KISLINGER
                                                Chief Executive Officer and
                                                Chief Financial Officer



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON
BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE
INDICATED.



       Signature                      Title             Date




/S/ Edward Kislinger          Chairman of the Board    May 16, 1997
   Edward Kislinger           of Directors, President,
                              Treasurer, Director


/S/ Cathy Waterman            Vice President,          May 16, 1997
   Cathy Waterman             Secretary, Director

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act of Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act.

    As of the date hereof the Registrant has not sent any annual report or proxy material to its security holders. In the event the Registrant issues an annual report to security holders covering the Registrant's fiscal year ended March 31, 1996 or an information statement or proxy statement, such documents shall be furnished to the Commission for its information. Such material when furnished, shall not be deemed to be "filed" with the Commission or otherwise subject to liabilities of Section 19 of the Act (except to the extent that the Registrant specifically incorporates such material by referenced in its form 10-K).